Form 10-Q
period 1996-09-30
COSTILLA ENERGY INC
filed 1996-11-14
CIK 1018980

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                  FORM 10-Q


              [x]  Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
                 For the transition period from _______ to _______

                         COMMISSION FILE NO. 0-21411

                            ----------------------

                            COSTILLA ENERGY, INC.
            (Exact name of registrant as specified in its charter)

                            ----------------------

               DELAWARE                                    75-2658940
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification No.)

         400 WEST ILLINOIS, SUITE 1000
                MIDLAND, TEXAS                               79701
   (Address of principal executive offices)               (Zip code)

                               (915) 683-3092
           (Registrant's telephone number, including area code)

                               Not applicable
             (Former name, former address and former fiscal year,
                        if changed since last report)

                            ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES         NO  X *
                                  -----      -----
* The Registrant's Form 8-A was declared effective with the Securities and Exchange Commission on October 2, 1996.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 8, 1996...10,475,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              Page 1 of  17 pages.

                             COSTILLA ENERGY, INC.

                                   FORM 10-Q

                              TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                           PART I -  FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 1996
         (unaudited) and December 31, 1995 . . . . . . . . . . . . . . . . .  3

        Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 1996 and 1995 . . . . . . . . .  4

        Unaudited Consolidated Statements of Cash Flows for the three and nine months ended September 30, 1996 and 1995 . . . . . . . . .  5

        Notes to Unaudited Consolidated Financial Statements . . . . . . . .  6

ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . . .  9

                            PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             COSTILLA ENERGY, L.L.C.

  (A TEXAS LIMITED LIABILITY COMPANY AND PREDECESSOR TO COSTILLA ENERGY, INC.)

                           CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS)

                                      ASSETS

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                            1996           1995
                                                       -------------   ------------
                                                        (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                               $  1,949        $ 2,866
  Accounts receivable:
    Trade, net                                               5,381          3,154
    Affiliates                                               1,290            507
    Oil and gas sales                                        7,558          3,915
  Prepaid and other current assets                           1,728            439
                                                          --------        -------
      Total current assets                                  17,906         10,881
                                                          --------        -------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Oil and gas properties, using the successful efforts
   method of accounting:
    Proved properties                                      131,449         79,897
    Unproved properties                                      5,228          2,903
  Accumulated depletion, depreciation and amortization     (17,222)        (9,413)
                                                          --------        -------
                                                           119,455         73,387
                                                          --------        -------
Other property and equipment, net                            1,724            679
Deferred charges (Note 4)                                    3,075          1,736
Note receivable - affiliate                                    684            684
                                                          --------        -------
                                                          $142,844        $87,367
                                                          --------        -------
                                                          --------        -------

    LIABILITIES, REDEEMABLE MEMBERS' CAPITAL AND MEMBERS' CAPITAL

CURRENT LIABILITIES:
  Current maturities oflon-terin debt                     $     98        $   -
  Trade accounts payable                                     9,889          5,467
  Undistributed revenue                                      1,017          1,227
  Other current liabilities                                  3,419          1,691
                                                          --------        -------
      Total current liabilities                             14,423          8,385
                                                          --------        -------
LONG-TERM DEBT, LESS CURRENT MATURITIES (NOTE 4)           125,084         71,494
DEFERRED INCOME                                              2,086          3,319
OTHER NONCURRENT LIABILITIES                                   -               38
                                                          --------        -------
      Total liabilities                                    141,593         83,236
                                                          --------        -------
REDEEMABLE MEMBERS' CAPITAL                                 13,996         11,576
                                                          --------        -------
MEMBERS'CAPITAL                                            (12,745)        (7,445)
                                                          --------        -------
                                                          $142,844        $87,367
                                                          --------        -------
                                                          --------        -------

              See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, L.L.C.
 (A TEXAS LIMITED LIABILITY COMPANY AND PREDECESSOR TO COSTILLA ENERGY, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN THOUSANDS)
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,        SEPTEMBER 30,
                                                     -----------------    ------------------
                                                       1996      1995       1996       1995
                                                     -------   -------    -------    -------
REVENUES:
  Oil and gas sales                                  $15,343   $ 7,646    $34,787    $13,215
  Interest and other                                      56        14         96         15
  Gain on sale of assets                                  33       -           73        -
                                                     -------   -------    -------    -------
                                                      15,432     7,660     34,956     13,233
                                                     -------   -------    -------    -------

EXPENSES:
  Oil and gas production                               6,187     3,834     14,280      6,262
  Oil and gas production - affiliates                    264       160        449        145
  General and administrative                             947     1,053      3,385      1,730
  General and administrative - affiliates                185       165        556        496
  Compensation related to option settlement              -         -          -          656
  Exploration and abandonments                           698       230      1,006      1,237
  Depreciation, depletion and amortization             3,454     2,230      8,073      3,597
  Interest                                             4,274     1,720      8,430      2,766
                                                     -------   -------    -------    -------
                                                      16,009     9,392     36,179     16,889
                                                     -------   -------    -------    -------

    Income (loss) before federal income taxes
     and extraordinary item                             (577)   (1,732)    (1,223)    (3,656)
PROVISION FOR FEDERAL INCOME TAXES
  Current                                                 17       -           17        -
  Deferred                                               -         -          -          -
                                                     -------   -------    -------    -------
    Income (loss) before extraordinary item (Note 4)    (594)   (1,732)    (1,240)    (3,656)
    Extraordinary loss resulting from
     extinguishment of debt                              -         -       (1,640)       -
                                                     -------   -------    -------    -------
NET INCOME (LOSS)                                       (594)   (1,732)    (2,880)    (3,656)

PREFERRED RETURN AND ACCRETION OF REDEEMABLE
 MEMBERS' CAPITAL                                       (825)     (795)    (2,420)    (1,770)
                                                     -------   -------    -------    -------
NET INCOME (LOSS) APPLICABLE TO MEMBERS' CAPITAL     $(1,419)  $(2,527)   $(5,300)   $(5,426)
                                                     -------   -------    -------    -------
                                                     -------   -------    -------    -------

See accompanying notes to consolidated financial statements.

                             COSTILLA ENERGY, L.L.C.
 (A TEXAS LIMITED LIABILITY COMPANY AND PREDECESSOR TO COSTILLA ENERGY, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,        SEPTEMBER 30,
                                                     -----------------    ------------------
                                                       1996      1995       1996       1995
                                                     -------   -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                    $  (594)  $(1,732)   $(2,880)   $(3,656)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
 TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation, depletion and amortization             3,454     2,230      8,074      3,597
  Amortization of deferred charges                       824        68        993         68
  Other noncash                                            2         0         81        (28)
  Compensation related to option settlement                0         0          0        656
  Gain on sale of oil and gas properties                 (33)        0        (73)         0
  Extraordinary loss resulting from
   extinguishment of debt                                  0         0      1,640          0
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable        (5,444)   (1,805)    (6,653)    (5,373)
    Decrease (increase) in other assets                  901        29     (1,289)       (78)
    Increase (decrease) in accounts payable            5,302     1,010      4,422      3,198
    Increase (decrease) in other liabilities             809      (103)     1,480      1,864
    Increase (decrease) in deferred income              (537)        0     (1,233)         0
                                                     -------   -------    -------    -------
      Total adjustments                                5,278     1,429      7,442      3,904
                                                     -------   -------    -------    -------
      Net cash provided by (used in)
       operating activities                            4,684      (303)     4,562        248
                                                     -------   -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for oil and gas properties     (5,299)     (170)   (53,026)   (61,022)
  Additions to other property and equipment             (172)     (150)    (2,168)      (662)
                                                     -------   -------    -------    -------
      Net cash provided by (used in)
       investing activities                           (5,471)     (320)   (55,194)   (61,684)
                                                     -------   -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under long-term debt                      2,817         0    128,207     62,680
  Payments of long-term debt                               0      (330)   (74,519)    (8,232)
  Proceeds from redeemable members' capital                0         0          0     10,000
  Deferred loan and financing costs                   (1,245)        0     (3,973)    (2,587)
  Withdrawals                                              0         0          0        (97)
                                                     -------   -------    -------    -------
      Net cash provided by (used in)
       financing activities                            1,572      (330)    49,715     61,764
                                                     -------   -------    -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     785      (953)      (917)       328
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         1,164     1,418      2,866        137
                                                     -------   -------    -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 1,949   $   465    $ 1,949    $   465
                                                     -------   -------    -------    -------
                                                     -------   -------    -------    -------

See accompanying notes to consolidated financial statements.

                           COSTILLA ENERGY, L.L.C.
(A TEXAS LIMITED LIABILITY COMPANY AND PREDECESSOR TO COSTILLA ENERGY, INC.)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996
                                 (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The interim financial information as of September 30, 1996, and for the nine months ended September 30, 1996 and 1995, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995.

    On October 8, 1996, Costilla Energy, Inc., a Delaware corporation formed in June, 1996 ("Costilla" or the "Company") to consolidate and continue the activities of the Costilla Energy, L.L.C. (the "LLC") consummated its initial public offering of common stock and completed the planned reorganization (see
Note 5). At that time, the LLC ceased to exist and its business activities are now being continued by the Company.

2.  DERIVATIVE FINANCIAL INSTRUMENTS

    The Company utilizes derivative financial instruments to manage well-defined interest rate and commodity price risks. The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements and its commodity hedges. The Company anticipates, however, that such counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counterparties.

    COMMODITY HEDGES. The Company utilizes option contracts to hedge the effect of price changes on future oil and gas production. The following table sets forth the future volumes hedged by year and the strike price of the option contracts at September 30, 1996:

                             Oil          Gas
                           Volume        Volume        Strike Price
                           (BBLS)        (MMBtu)       per BBL/MMBTU
                           ------        -------       -------------

  Oil:
    1996                   460,000                       $17.20 (a)
    1997                 1,912,500                   $16.52 - $20.65 (b)

  Gas:
    1996                                1,200,000        $1.68 (a)
    1997                                1,500,000        $1.65 (a)

    (a) Represents the weighted-average strike price on purchased put option contracts.

    (b) Represents the weighted-average price of collars established with the purchase of put option contracts and the sale of call option contracts.

3.  ACQUISITION

    On June 14, 1996, the Company consummated the purchase from Parker and Parsley Petroleum Company of certain oil and gas properties for an estimated adjusted purchase price of approximately $42.5 million (the "1996 Acquisition"). The properties are located primarily in south and west Texas. The transaction was accounted for using the purchase method. The results of operations of the acquired properties are included in the Consolidated Statements of Operations as of the acquisition closing date, June 14, 1996.

    In June 1995 the Company acquired a group of oil and gas properties from Parker and Parsley Petroleum Company for approximately $46.6 million (the "1995 Acquisition"). The properties are located in the Permian Basin, Gulf Coast and Rocky Mountain regions. The transaction was accounted for using the purchase method. The results of operations of the acquired properties are included in the Consolidated Statements of Operations as of the acquisition date of June 12, 1995.

    PRO FORMA RESULTS OF OPERATIONS

    The following table reflects the pro forma results of operations for the nine months ended September 30, 1996 and 1995, as though the 1995 Acquisition and the 1996 Acquisition had each occurred as of January 1, 1995. The pro forma amounts are not necessarily indicative of results that may be reported in the future.

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                  ---------------------
                                                    1996         1995
                                                  --------     --------
                                                      (IN THOUSANDS)

    Revenues                                      $44,179      $ 38,339
    Net loss                                       (1,526)       (9,340)


4.  LONG-TERM DEBT

    On June 10, 1996, the Company entered into a new loan agreement with NationsBridge L.L.C. to provide financing of up to $125 million in advances (the "Bridge Facility"), subject to certain terms and conditions. Proceeds of the Bridge Facility were used to fund the 1996 Acquisition, to refinance substantially all of the Company's outstanding indebtedness, and for other general corporate purposes. Concurrently, the deferred charges associated with the 1995 Credit Agreement were expensed as an extraordinary loss.

    Advances under the Bridge Facility are to be made in two portions, Tranche A is up to $95,000,000 and Tranche B is $30,000,000. Tranche A initially bears interest, at the Company's option, at the applicable prime rate ("Prime") plus 0.75% or LIBOR plus 3.0%. Each margin above Prime and LIBOR increases by 0.50% at the end of each successive three-month period, up to maximum of 2.75% and 5.0% for Prime and LIBOR, respectively. Tranche B initially bears interest at 14.00% per annum, increasing 0.50% at the end of each successive three-month period, up to a maximum of 16.5%.

    Tranche A loans are subject to a borrowing base determination. The initial borrowing base is $95,000,000 which is automatically reduced by $3,000,000 per quarter beginning January 1, 1997. The borrowing base is also subject to periodic redetermination by Nations Bridge L.L.C. based on its determination of the collateral value of the Company's oil and gas properties. Final maturity of loans made under Tranches A and B is June 10, 1999.

    The Bridge Facility is secured by first priority liens, assignments, and security interests in substantially all oil and gas properties, pipelines and gathering systems of the Company and stock of the Company's subsidiaries. Additionally, the Bridge Facility are subject to various restrictive covenants and compliance requirements, including but not limited to (a) restrictions on dividends and the incurrence of additional indebtedness, (b) minimum limitations on the Company's current ratio and tangible net worth,
(c) limitations on payments for leases and executive compensation, (d) maximum limitations on general and administrative expenses, capital expenditures, and the Company's ratio of debt to adjusted cash flow, and (e) a requirement to pay to the lender all net oil and gas revenues (as defined and as adjusted for capital expenditures) on a quarterly basis.

    The Company paid the lender's fees and expenses in connection with obtaining the Bridge Facility, which were approximately $3,250,000, and which are being amortized as additional interest expense over a period of one year from the date of the Bridge Facility.

5.  SUBSEQUENT EVENTS

    INITIAL PUBLIC OFFERING AND NOTES OFFERING

    On October 2, 1996 the Company made an initial public offering and sold 4,800,000 shares of Common Stock to the public at $12.50 per share and also issued $100,000,000 aggregate principal amount of 10 1/4% Senior Notes due 2006 (collectively the "Offerings"). The net proceeds to the Company were approximately $151.5 million. Approximately $125.8 million of such proceeds was used to repay all of the existing senior indebtedness. In addition, $15.5 million of the net proceeds was used to redeem a membership interest in the LLC, $0.7 million was used to acquire the stock and assets of two affiliated companies, $3.5 million was distributed to three principals of the LLC for estimated federal income taxes, and $0.8 million was distributed to another LLC member. The remaining $5.1 million will be used by the Company for general corporate purposes. In addition, on November 1, 1996 the underwriters exercised a portion of the over-allotment option, granted to the underwriters in connection with the initial public offering, and purchased an additional 475,000 shares of Common Stock at $12.50 per share. The additional net proceeds to the Company were approximately $5.5 million and will be used for general corporate purposes.

    BANK FINANCING

    In October 1996, the Company entered into a credit agreement (the "1996 Credit Facility") with NationsBank of Texas, N.A. (the "Bank"). The 1996 Credit Facility provides a revolving line of credit with the availability of funds and letters of credit being subject to a borrowing base determination at least semiannually. The borrowing base provides a maximum availability of $50.0 million (which amount is also the initial borrowing base), $500,000 of which was outstanding at October 31, 1996. Availability under the borrowing base is initially limited to $20.0 million for working capital and $30.0 million for acquisitions of oil and gas properties meeting certain criteria established by the Bank. Borrowings under the 1996 Credit Facility bear interest at the Company's option at a floating rate which is at or above the NationsBank, N.A. prime rate or the LIBOR rate, depending on the percentage of committed funds which have been borrowed. Interest is payable quarterly and principal will be amortized in twelve equal installments commencing two years from the date of the credit agreement. Under the 1996 Credit Facility, the Company is obligated to pay certain fees to the Bank, including a commitment fee based on the unused portion of the commitment. The 1996 Credit Facility contains customary restrictive covenants (including restrictions on the payment of dividends and the incurrence of additional indebtedness) and requires the Company to maintain a current ratio of not less than 1.0 to 1.0, a ratio of Adjusted EBITDA to interest expense of not less than 2.0 to 1.0 and a minimum tangible net worth. Borrowings under the 1996 Credit Facility are secured by substantially all of the assets of the Company and any subsidiary of the Company that guarantees the Company's obligations under the 1996 Credit Facility. Initially, none of the Company's subsidiaries have guaranteed the Company's obligations under the 1996 Credit Facility.

                           COSTILLA ENERGY, L.L.C.
 (A TEXAS LIMITED LIABILITY COMPANY AND PREDECESSOR TO COSTILLA ENERGY, INC.)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Costilla is an independent energy company engaged in the exploration, acquisition and development of oil and gas properties. The Company's predecessor began operating in 1988 and through mid-1995 had grown primarily through a series of small acquisitions of oil and gas properties and the exploitation of those properties. In June 1995, Costilla consummated the 1995 Acquisition for a purchase price of approximately $46.6 million, and in June 1996, the 1996 Acquisition was consummated for a purchase price of approximately $42.5 million.

    To date, the Company has achieved its high rate of growth primarily through acquisitions. This has impacted its reported financial results in a number of ways. Properties sold by others frequently have not received focused attention prior to sale. After acquisition, certain of these properties are in need of maintenance, workovers, recompletions and other remedial activity not constituting capital expenditures, which substantially increase lease operating expenses. The increased production and revenue resulting from these expenditures is predominately realized in periods subsequent to the period of expense. In addition, the rapid growth of the Company has required it to develop operating, accounting and administrative personnel compatible with its increased size. The Company believes it has now achieved a sufficient size to expand its reserve base without a corresponding increase in its general and administrative expense. The Company also believes it now has a sufficient inventory of prospects and the professional staff necessary to follow a more balanced program of exploration and exploitation activities to complement its acquisition efforts.

    Costilla's strategy is to increase its oil and gas reserves, production and cash flow from operations through a two-pronged approach which combines an active exploration program with the acquisition and exploitation of proved reserves. In addition, Costilla continues to evaluate the acquisition of undeveloped acreage for its exploration efforts. Costilla has in-house exploration expertise using 3-D seismic technology to identify new drilling opportunities as well as for the exploitation of acquired properties.

    Costilla has shown a significant increase in its oil and gas reserves and production, especially due to the 1995 Acquisition and the 1996 Acquisition. The following table sets forth certain operating data of Costilla for the periods presented:

                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                              SEPTEMBER 30,       SEPTEMBER 30,
                                           ------------------  -----------------
                                              1996     1995      1996     1995
                                           --------  --------  --------  -------

OIL AND GAS PRODUCTION:
  Oil (Mbbls)                                  502      351      1,211      584
  Gas (Mmcf)                                 2,698    1,717      6,202    2,950
  MBOE (1)                                     951      637      2,245    1,076

AVERAGE SALES PRICES:
  Oil (per Bbbl)                            $20.02    15.09      $18.92  $15.51
  Gas (per Mcf)                               1.96     1.37        1.92    1.41

COSTS PER BOE (1):
  Production cost                            $6.78     6.27       $6.56   $5.96
  Depreciation, depletion and amortization    3.63     3.50        3.60    3.34
  General and administrative expenses         1.19     1.91        1.76    2.07
-------------------------------------------
(1) BOE represents equivalent barrels of oil. In reference to natural gas, natural gas equivalents are determined using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids. MBOE represents one thousand barrels of oil equivalent.

    Costilla uses the successful efforts method of accounting for its oil and gas activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that result in proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not result in proved reserves, geological, geophysical and seismic costs, and costs of carrying and retaining unproved properties are expensed. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted using the units-of-production method. Unproved oil and gas properties that are individually significant are periodically reviewed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period.

    The Company utilizes option contracts to hedge the effect of price changes on a portion of its future oil and gas production. Premiums paid and amounts receivable under the option contracts are amortized and accrued to oil and gas sales, respectively. If market prices of oil and gas exceed the strike price of put options, the options will expire unexercised, therefore, reducing the effective price received for oil and gas sales by the cost of the related option. Conversely, if market prices of oil and gas decline below the strike price of put options, the options will be exercised, therefore, increasing the effective price received for oil and gas sale by the proceeds received from the related option. The net effect of the Company's commodity hedging activities reduced oil and gas revenues by $563,000 for the three months ended September 30, 1996 and by $80,000 and $1,255,000 for the nine months ended September 30, 1995 and 1996, respectively. There was no net effect from commodity hedging activities for the three months ended September 30, 1995.

    The Company utilizes interest rate swap agreements to reduce the potential impact of increases in interest rates on floating-rate, long term debt. If market rates of interest experienced during the applicable swap term are below the rate of interest effectively fixed by the swap agreement, the rate of interest incurred by the Company will exceed the rate that would have been experienced under the Credit Agreement. The net effect of the Company's interest rate hedging activities increased interest expense by $213,000 for the three months ended September 30, 1996 and $572,000 for the nine months ended September 30, 1996.

    The Company's predecessors were classified as partnerships for federal income tax purposes. Therefore, no income taxes were paid or provided for by the company prior to the Offerings. Future tax amounts, if any, will be dependent upon several factors, including but not limited to the Company's results of operations.

RECENT DEVELOPMENTS

    The Company's production for the three months ended September 30, 1996 was an average of 10,337 BOE per day. At October 31, 1996, the Company's average daily production had increased to approximately 11,400 BOE per day, reflecting the initial results of the Company's accelerated exploration and exploitation program.


    Financial results for the three months ended September 30, 1996 included the acquisition of properties in June 1996 from Parker & Parsley Petroleum Company for the full three month period and, therefore, is comparable to pro forma results as presented in the Company's prospectus dated October 2, 1996.

    During the third quarter, lease operating costs excluding production taxes dropped to $5.46 per BOE, down from $5.81 for the six months ended June 30, 1996, assuming the Company's June 1996 $42.5 million property acquisition from Parker & Parsley Petroleum Company occurred as of January 1, 1996. General and administrative expenses declined to $1.19 per BOE from $1.91 per BOE for the three months ended September 30, 1996 versus the comparable period in 1995.

    The following table presents additional pro forma financial data for the three months ended September 30, 1996:

    PRO FORMA (a)
      Net income               $   1,021
      Net income per share     $    0.10
      Cash flow (b)            $   5,269
      Cash flow per share      $    0.50
      EBITDA (c)               $   7,849
      EBITDA/interest               2.9x
      Shares outstanding          10,475

    --------------------
    (a) Assurnes the Offerings had taken place on July 1, 1996 and that the amount of debt and interest had been adjusted therefor.
    (b) Net income plus deferred taxes, depreciation, depletion and amortization, exploration and abandonment expenses and extraordinary loss resulting from extinguishment of debt.
    (c) Net income plus interest, income taxes, depreciation, depletion and amortization, exploration and abandonment expenses and extraordinary loss resulting from extinguishment of debt.

    The Company is currently negotiating to sell certain non-strategic assets including its Pennsylvania pipeline. The Company anticipates that one or more of these sales will be completed in the fourth quarter.


RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

    The Company's total oil and gas revenues for the three months ended September 30, 1996 were $15,343,000, an increase of $7,696,000 (101%) over revenues of $7,646,000 for the comparable period in 1995. This increase was primarily due to the 1995 Acquisition and the 1996 Acquisition which accounted for approximately $543,000 and $6,444,000 of the revenue increase, respectively. The remainder of the increase was due to a combination of successful drilling activities and the enhancement of existing production. The average oil price received in 1996 was $20.02 compared to $15.09 in 1995, a 33% increase, and the average gas price received in 1996 was $1.96 compared to $1.37 in 1995, a 43% increase.


    Oil and gas production was 951 MBOE in the 1996 period compared to 637 MBOE in the 1995 period, an increase of 49%. The 314 MBOE increase was primarily composed of a 382 MBOE increase which was due to the properties acquired in the 1996 Acquisition, offset in part by a decline in other production.


    Interest and other revenues were $56,000 for the three months ended September 30, 1996 compared to $14,000 for the comparable period in 1995, representing an increase of $42,000, which was primarily comprised of an increase in interest income of $26,000 in 1996 due to increased funds earning interest. Also in the 1996 period, the Company realized gains of $32,000 on various transactions for which there were no comparable sales in 1995.

    Oil and gas production costs in 1996 were $6,451,000 ($6.78 per BOE), compared to $3,994,000 in 1995 ($6.27 per BOE), an increase of $2,457,000 (62%), due principally to the 1996 Acquisition. On a per BOE basis, production costs increased $0.51 due primarily to higher production costs for the properties acquired in that Acquisition.

    General and administrative expense for the three months ended September 30, 1996 was $1,132,000, representing an decrease of $86,000 (7%) from the comparable period in 1995 of $1,218,000. As noted above, production increased 49% and, therefore, general and administrative expenses per BOE decreased to $1.19 per BOE for the three months ended September 30, 1996 from $1.91 per BOE for the comparable 1995 period.

    Exploration and abandonment expense increased to $698,000 in the 1996 period compared to $230,000 in 1995. The Company incurred $601,000 of seismic costs for the three months ended September 30, 1996, compared to $467,000 incurred during the comparable period in 1995. Dry hole and abandonment costs increased from $2,000 to $97,000 for the comparable periods in 1995 and 1996, respectively.

    Depreciation, depletion and amortization expense for the 1996 period was $3,454,000 compared to $2,230,000 for the 1995 period, representing an increase of $1,224,000 (55%). During 1996, depreciation, depletion and amortization on oil and gas production was provided at an average rate of $3.63 per BOE compared to $3.50 per BOE for 1995. The increase was due primarily to the 1996 Acquisition.

    Interest expense was $4,274,000 in the 1996 period, compared to $1,720,000 for the comparable period in 1995. The $2,554,000 (148%) increase was attributable primarily to increased levels of debt which the Company used to finance the 1996 Acquisition. The average amounts of applicable interest-bearing debt for the comparable periods in 1996 and 1995 were $124,651,000 and $74,576,000, respectively. The effective annualized interest rate in 1996 was 13.7%, as compared to 9.2% in 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

    The Company's total oil and gas revenues for the nine months ended September 30, 1996 were $34,787,000, representing an increase of $21,572,000 (163%) over revenues of $13,215,000 for the comparable period in 1995. This increase was primarily due to the 1995 Acquisition and 1996 Acquisition, which accounted for approximately $10,317,000 and $8,127,000 of the revenue increase, respectively. The remainder of the increase was due to a combination of successful drilling activities and the enhancement of existing production. The average oil price received in 1996 was $18.92 compared to $15.51 in 1995, a 22% increase in 1996, and the average gas price received in 1996 was $1.92 compared to $1.41 in 1995, a 36% increase.

    Oil and gas production was 2,245 MBOE in the 1996 period compared to 1,076 MBOE in the 1995 period, an increase of 109%. Of the 1,169 MBOE increase, approximately 488 MBOE was due to the properties acquired in the 1996 Acquisition and 507 MBOE was due to the properties acquired in the 1995 Acquisition. The remainder of the increase was due to a combination of successful drilling activities and the enhancement of existing production.

    Interest and other revenues were $96,000 for the nine months ended September 30, 1996 compared to $18,000 for the comparable period in 1995, representing an increase of $78,000, which was primarily comprised of an increase in interest income of $58,000 in 1996 due to increased funds earning interest. Also in the 1996 period, the Company realized gains of $73,000 on various transactions for which no comparable sales were recorded in 1995.

    Oil and gas production costs in the 1996 period were $14,729,000 ($6.56 per BOE), compared to $6,407,000 in 1995 ($5.96 per BOE), representing an increase of $8,322,000 (130%), due principally to the 1995 Acquisition. On a per BOE basis, production costs increased $0.60 due primarily to higher production costs per BOE for the properties acquired in the 1996 Acquisition.


    General and administrative expenses for the nine months ended September 30, 1996 were $3,941,000, representing an increase of $1,715,000 (77%) from the comparable period in 1995 of $2,226,000. The increase is primarily due to an increase in personnel and related costs necessary to accommodate the increased activities of the Company due to the 1995 and 1996 Acquisitions. However, as noted above, production increased 109% and, therefore, general and administrative expenses per BOE decreased to $1.76 per BOE for the nine months ended September 30, 1996 from the $2.07 per BOE for the comparable 1995 period.

    Results of operations for the nine months ended September 30, 1995 include non-cash compensation expense of $656,000 deemed to have been accrued to a minority owner of the Company who was deemed to have benefited from the cancellation of an option to purchase an additional interest held by the other minority owner.

    Exploration and abandonment expense decreased to $1,006,000 in the 1996 period compared to $1,237,000 in 1995. The Company incurred $681,000 of seismic costs for the nine months ended September 30, 1996, compared to $695,000 which were incurred for the comparable period in 1995. Dry hole and abandonment costs decreased from $542,000 to $325,000 for the comparable periods in 1995 and 1996, respectively.

    Depreciation, depletion and amortization expense for the 1996 period was $8,073,000 compared to $3,597,000 for the 1995 period, representing an increase of $4,476,000 (124%). During 1996, depreciation, depletion and amortization on oil and gas production was provided at an average rate of $3.60 per BOE compared to $3.34 per BOE for 1995. The increase was due primarily to the 1996 and 1995 Acquisitions.

    Interest expense was $8,430,000 in the 1996 period, compared to $2,766,000 for the comparable period in 1995. The $5,664,000 (205%) increase was attributable primarily to increased levels of debt which the Company used to finance the 1996 Acquisition. The average amounts of applicable interest-bearing debt for the comparable periods in 1996 and 1995 were $93,429,000 and $41,742,000, respectively. The effective annualized interest rate in 1996 was 11.5%, as compared to 8.8% in 1995.

    Results of operations for the nine months ended September 30, 1996 include an extraordinary charge of $1,640,000 related to the early extinguishment of the Company's prior bank credit facility (the "1995 Credit Facility"). The charge consisted of previously capitalized debt issuance costs. The 1995 Credit Facility was replaced by the Bridge Facility outstanding at September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

RECENT STOCK AND NOTES OFFERING

    The Company's liquidity and capital resources were improved significantly when on October 2, 1996 the Company made an initial public offering and sold 4,800,000 shares of Common Stock to the public at $12.50 per share and also issued $100,000,000 aggregate principal amount of 10 1/4% Senior Notes due 2006. The net proceeds to the Company were approximately $151.5 million. Approximately $125.8 million of such proceeds was used to repay all of the existing senior indebtedness. In addition, $15.5 million of the net proceeds was used to redeem a membership interest in the predecessor LLC, $0.7 million was used to acquire the stock and assets of two affiliated companies, $3.5 million was distributed to three principals of the predecessor LLC for estimated federal income taxes, and $0.8 million was distributed to another LLC member. The remaining $5.1 million will be used by the Company for general corporate purposes. In addition, on November 1, 1996 the underwriters exercised a portion of the over-allotment option and purchased an additional 475,000 shares of Common Stock at $12.50 per share. The net proceeds to the Company were approximately $5.5 million and will be used for general corporate purposes.

NET CASH USED IN OPERATING ACTIVITIES

    For the nine months ended September 30, 1996, net cash provided by operating activities increased to $4.6 million from $0.2 million for the comparable period in 1995. Cash provided by operations, before changes in operating assets and liabilities, increased to $7.8 million from $0.6 million for the comparable period in 1995 due primarily to the 1995 Acquisition and, to a lesser extent, the 1996 Acquisition, and the increase in results of operations therefrom.

NET CASH USED IN INVESTING ACTIVITIES

    Net cash used in investing activities for the nine months ended September 30, 1996 was $55.2 million. Approximately $42.5 million was used for the 1996 Acquisition, $10.5 million was used for other oil and gas expenditures and $2.2 million was used for other property and equipment.

NET CASH PROVIDED BY FINANCING ACTIVITIES

    The Company entered into the Bridge Facility in June 1996, against which $125.0 million was borrowed at September 30, 1996. Approximately $74.5 million was for the extension and refinancing of prior debt, $42.5 million was used for the 1996 Acquisition and approximately $8.0 million was used for general corporate purposes.

CAPITAL SOURCES

    Funding for the Company's business activities has historically been provided by bank financings, cash flow from operations, private equity sales, property divestitures and joint ventures with industry participants. The Company completed a $10.0 million private equity placement in February 1995. Subsequently, the 1995 Acquisition and the 1996 Acquisition were substantially funded by bank financings. The Company plans to finance its continuing operations and execute its business strategy with cash flow from operations, net proceeds from the Offerings and borrowings under the Credit Facility.

    While the Company regularly engages in discussions relating to potential acquisitions, the Company has no present agreement, commitment or understanding with respect to any such acquisition, other than the acquisition of undeveloped acreage and mineral interests in its normal course of business. Any future acquisition may require additional financing and will be dependent upon financing arrangements available at the time.


    Concurrently with the closing of the Offering in October 1996, the Company entered into the 1996 Credit Facility with the Bank. The 1996 Credit Facility provides a revolving line of credit with the availability of funds and letters of credit being subject to a borrowing base determination at least semiannually. The borrowing base provides a maximum availability of $50.0 million (which amount is also the initial borrowing base), $500,000 of which was outstanding at October 31, 1996. Availability under the borrowing base is initially limited to $20.0 million for working capital and $30.0 million for acquisitions of oil and gas properties meeting certain criteria established by the Bank. Borrowings under the 1996 Credit Facility bear interest at the Company's option at a floating rate which is at or above the NationsBank, N.A. prime rate or the LIBOR rate, depending on the percentage of committed funds which have been borrowed. Interest is payable quarterly and principal will be amortized in twelve equal installments commencing two years from the date of the credit agreement. Under the 1996 Credit Facility, the Company is obligated to pay certain fees to the Bank, including a commitment fee based on the unused portion of the commitment. The 1996 Credit Facility contains customary restrictive covenants (including restrictions on the payment of dividends and the incurrence of additional indebtedness) and requires the

Company to maintain a current ratio of not less than 1.0 to 1.0, a ratio of Adjusted EBITDA to interest expense of not less than 2.0 to 1.0 and a minimum tangible net worth. Borrowings under the 1996 Credit Facility are secured by substantially all of the assets of the Company and any subsidiary of the Company that guarantees the Company's obligations under the 1996 Credit Facility. Initially, none of the Company's subsidiaries have guaranteed the Company's obligations under the 1996 Credit Facility.

    The Company believes that cash on hand, cash flow from operations and funds available under the 1996 Credit Facility will be sufficient for anticipated operating and capital expenditure requirements. However, because future cash flows and the availability of financing are subject to a number of variables beyond the Company's control, there can be no assurance that the Company's capital resources will be sufficient to maintain currently planned levels of capital expenditures.

CAPITAL EXPENDITURES

    The Company requires capital primarily for the exploration, development and acquisition of oil and gas properties, the repayment of indebtedness and general working capital needs.

    The Company anticipates that costs incurred for 1996 for acquisition, exploration and development activities will be approximately $64.8 million. During the nine months ended September 30, 1996, approximately $42.5 million was expended for the 1996 Acquisition and approximately $11.0 million was expended on exploration and development activities. The Company anticipates spending the remaining $11.3 million in the fourth quarter for exploration and development activities.

DELIVERY COMMITMENT

    In November 1995, the Company entered into gas sales agreements whereby it committed delivery of a total of 2,379,000 Mmbtu, from December 1, 1995 through December 1, 1996, for a total fixed price of $3,429,610. Income from the agreements is recognized in the period of delivery.

                             PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS - NONE

         (B)  REPORTS ON FORM 8-K

              The Company did not file a report on Form 8-K for the quarter for which this report is filed.

                                 S I G N A T U R E S


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COSTILLA ENERGY, INC.




Date:    November 14, 1996             By: /s/ BOBBY W. PAGE
                                           -----------------------------------
                                           Bobby W. Page
                                           Senior Vice President
                                           and Chief Financial Officer