Form 10-Q
period 1997-03-31
COSTILLA ENERGY INC
filed 1997-05-15
CIK 1018980

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

            [x]     Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       or

            [ ]    Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                    For the transition period from _______ to _______

                           COMMISSION FILE NO. 0-21411

                                 ---------------
                              COSTILLA ENERGY, INC.
             (Exact name of registrant as specified in its charter)
                                 ---------------

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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X       NO
                                 ---         ---

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 30, 1997.... 10,476,500
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              COSTILLA ENERGY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
                         PART I -  FINANCIAL INFORMATION


ITEM 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1997
            (unaudited) and December 31, 1996. . . . . . . . . . . . . .     3

          Consolidated Statements of Operations for the three
            months ended March 31, 1997 and 1996 (unaudited) . . . . . .     4

          Consolidated Statements of Cash Flows for the three
            months ended March 31, 1997 and 1996 (unaudited) . . . . . .     5

          Notes to Consolidated Financial Statements (unaudited) . . . .     6

ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . .     9


                           PART II - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .    13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              COSTILLA ENERGY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                MARCH 31,     DECEMBER 31,
                                                                  1997           1996
                                                               ----------      ---------
                                 ASSETS                        (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                    $   11,002      $  12,618
  Accounts receivable:
    Trade, net                                                      5,659          6,675
    Affiliates                                                        -              332
    Oil and gas sales                                              10,999          9,031
  Prepaid and other current assets                                  2,136          1,753
                                                               ----------      ---------
          Total current assets                                     29,796         30,409
                                                               ----------      ---------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Oil and gas properties, using the successful efforts
   method of accounting:
    Proved properties                                             152,172        140,477
    Unproved properties                                             7,115          4,482
  Accumulated depletion, depreciation and amortization            (25,208)       (20,435)
                                                               ----------      ---------
                                                                  134,079        124,524
  Other property and equipment, net                                 2,884          2,420
                                                               ----------      ---------
          Total property, plant and equipment                     136,963        126,944
                                                               ----------      ---------
OTHER ASSETS:
  Deferred charges                                                  4,438          4,503
  Note receivable - other                                             250            250
  Note receivable - affiliate                                         684            684
                                                               ----------      ---------
          Total other assets                                        5,372          5,437
                                                               ----------      ---------
                                                               $  172,131      $ 162,790
                                                               ----------      ---------
                                                               ----------      ---------
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                         $       98      $      98
  Trade accounts payable                                           16,208         12,718
  Undistributed revenue                                             5,042          3,517
  Other current liabilities                                         6,372          3,756
                                                               ----------      ---------
          Total current liabilities                                27,720         20,089
                                                               ----------      ---------
LONG-TERM DEBT, LESS CURRENT MATURITIES                           100,244        100,262
                                                               ----------      ---------
OTHER NONCURRENT LIABILITIES                                        1,113          1,870
                                                               ----------      ---------
DEFERRED INCOME TAXES                                                 191            -
                                                               ----------      ---------
STOCKHOLDERS' EQUITY :
  Preferred stock, $.10 par value (3,000,000 shares
   authorized; no shares outstanding)                                 -              -
  Common stock, $.10 par value (20,000,000 shares authorized;
   10,476,500 shares outstanding at March 31, 1997 and
   10,475,000 shares outstanding at December 31, 1996)              1,048          1,047
  Additional paid-in capital                                       41,095         41,081
  Retained earnings (deficit)                                         720         (1,559)
                                                               ----------      ---------
          Total stockholders' equity                               42,863         40,569
                                                               ----------      ---------
COMMITMENTS AND CONTINGENCIES                                         -              -
                                                               ----------      ---------
                                                               $  172,131      $ 162,790
                                                               ----------      ---------
                                                               ----------      ---------

See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                             ------------------------
                                                1997          1996
                                             ----------    ----------
REVENUES:
  Oil and gas sales                          $   19,613    $    8,833
  Other                                             765           118
                                             ----------    ----------
                                                 20,378         8,951
                                             ----------    ----------
EXPENSES:
  Oil and gas production                          7,369         3,659
  General and administrative                      1,515         1,362
  Exploration and abandonments                    1,340           228
  Depreciation, depletion and amortization        4,914         1,909
  Interest                                        2,708         1,781
                                             ----------    ----------
                                                 17,846         8,939
                                             ----------    ----------

    Income before federal income taxes            2,532            12
PROVISION FOR FEDERAL INCOME TAXES
  Current                                            62           -
  Deferred                                          191           -
                                             ----------    ----------
NET INCOME                                   $    2,279    $       12
                                             ----------    ----------
                                             ----------    ----------

INCOME PER SHARE:
  Net income                                 $     0.22    $     0.00
                                             ----------    ----------
                                             ----------    ----------
WEIGHTED AVERAGE SHARES OUTSTANDING              10,476         5,200
                                             ----------    ----------
                                             ----------    ----------


See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             -----------------------
                                                                 1997        1996
                                                             ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  NET INCOME                                                 $    2,279   $       12
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:

    Depreciation, depletion and amortization                      4,914        1,909
    Exploration and abandonments                                     47          -
    Amortization of deferred charges                                151           78
    Deferred income tax expense                                     191          -
    Other noncash                                                   -             30
    Gain (loss) on sale of oil and gas properties                    30          (30)
    Gain on investment transactions                                (757)         -
                                                             ----------   ----------
                                                                  6,855        1,999

    Changes in operating assets and liabilities:
      Increase in accounts receivable                              (621)          (7)
      Increase in other assets                                     (407)        (361)
      Increase in accounts payable                                5,015          723
      Increase in other liabilities                               2,618          144
      Decrease in deferred revenue                                  -           (222)
                                                             ----------   ----------
          Net cash provided by operating activities              13,460        2,276
                                                             ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to oil and gas properties                           (15,207)      (4,749)
  Proceeds from sale of oil and gas properties                      867          -
  Additions to other property and equipment                        (671)        (383)
                                                             ----------   ----------
          Net cash used in investing activities                 (15,011)      (5,132)
                                                             ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings under long-term debt                                   -          3,000
  Payments of long-term debt                                        (18)         -
  Proceeds from issuance of common stock, net                        14          -
  Deferred loan and financing costs                                 (61)         -
                                                             ----------   ----------
          Net cash provided (used) by financing activities          (65)       3,000
                                                             ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (1,616)         144

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   12,618        2,866
                                                             ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $   11,002   $    3,010
                                                             ----------   ----------
                                                             ----------   ----------

See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The interim financial information as of March 31, 1997, and for the three months ended March 31, 1997 and 1996, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996.

     Costilla Energy, Inc. ("Costilla" or the "Company") was incorporated in Delaware in June 1996 to consolidate and continue the activities previously conducted by Costilla Energy, L.L.C., a Texas limited liability company (the "LLC"), and its wholly owned subsidiaries, to acquire the assets of CSL Management Corporation (which owned certain office equipment used by the Company), and to acquire the stock of Valley Gathering Company. Costilla was formed for the purpose of conducting a $60 million initial public offering of common stock and a $100 million senior notes offering (the "Offerings"), which Offerings were completed in early October 1996.

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

     The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at March 31, 1997:

                                       OIL          GAS
                                      VOLUME       VOLUME          STRIKE PRICE
                                      (BBLS)       (MMBTU)         PER BBL/MMBTU
                                    ---------     ---------     -----------------

     Oil:
          1997 . . . . . . . . .    1,687,500             -     $16.59 - $20.65(a)
     Gas:
          1997 . . . . . . . . .            -     3,150,000          $1.78(b)


     (a) Represents the weighted-average price of a purchased put option contract and of a collar established with the purchase of a put option contract and the sale of a call option contract.
     (b)  Represents the strike price on purchased put option contracts.

     INTEREST RATE SWAP AGREEMENTS.   Prior to the Offerings, the Company
utilized two interest rate swap agreements to reduce the potential impact of increases in interest rates on floating-rate long-term debt. Concurrent with the issuance of the $100 million of 10.25% fixed-rate senior notes in early October 1996, the two interest rate swap agreements ceased to be hedges. These interest rate swap agreements were marked-to-market and the related liability recorded. The liability for the two interest rate swap agreements was $955,000 at March 31, 1997 and $1,712,000 at December 31, 1996. The average balance of this liability during the quarter ended March 31, 1997 was approximately $1,500,000. During the quarter ended March 31, 1997, the Company recorded investment gains of $541,000 on the interest rate swap agreements. The following table sets forth the terms, fixed rates, and notional amounts of the interest rate swap agreements in place as of March 31, 1997:

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

-----------------
     (a) Subject to extension until May 24, 1999 at the option of the counterparty.


3.  SALE OF INTEREST IN REPUBLIC GAS PARTNERS, LLC

     On March 6, 1997, the Company sold its 40.5% interest in a Delaware limited liability company which owns and operates a gas pipeline and associated facilities in Louisiana. This membership interest had been held for resale.
The Company sold its interest to another member of the limited liability company for $1,071,150. This amount represented the Company's actual investment of $1,019,771 plus interest of $51,379 since the date of the Company's original investment in April, 1996. The effective date of the sale was the date of the Company's original investment in April, 1996. The Company received a cash payment of $918,184 on March 6, 1997. In addition, the Company received a $152,966 note due in full on July 1, 1997, which accrues interest at 5.62% per annum.


4.  INCOME TAXES

     At December 31, 1996, the Company had provided a valuation allowance equal to its net deferred tax asset of $1,712,000. In light of the Company's continued profitable operations as evidenced by its second consecutive quarter of net income before income taxes, it now appears more likely than not that the Company will be able to utilize a portion of its available carryforwards to the extent that such utilization offsets the deferred tax liability generated in the three month period ended March 31, 1997.

                              COSTILLA ENERGY, INC.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Costilla to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the volatility of oil and gas prices, the Company's drilling results and ability to replace oil and gas reserves, the availability of capital resources, the reliance upon estimates of proved reserves, operating hazards and uninsured risks, competition, government regulation, and the ability of the Company to implement its business strategy, and other factors referenced in the Company's recent prospectus for its initial public offering of common stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Costilla is an independent energy company engaged in the exploration, acquisition and development of oil and gas properties. The Company's predecessor began operating in 1988 and through mid-1995 had grown primarily through a series of small acquisitions of oil and gas properties and the exploitation of those properties. In June 1995, Costilla consummated the acquisition of certain oil and gas properties for a purchase price of approximately $46.6 million ("the 1995 Acquisition"), and in June 1996, the 1996 Acquisition was consummated for a purchase price of approximately $38.7 million.

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

Costilla has shown a significant increase in its oil and gas reserves and production, especially due to the 1995 Acquisition and the 1996 Acquisition. The following table sets forth certain operating data of Costilla for the periods presented:

                                                 Three Months Ended
                                                       March 31,
                                                -----------------------
                                                  1997            1996
                                                -------          ------

     OIL AND GAS PRODUCTION:
          Oil (Mbbls)                               547             338
          Gas (Mmcf)                              3,285           1,643
          MBOE  (1)                               1,095             612

     AVERAGE SALES PRICES:
          Oil (per Bbbl)                       $  19.84        $  17.32
          Gas (per Mcf)                            2.67            1.81

     COSTS PER BOE (1):
          Production  cost                     $   6.73         $  5.98
          Depreciation, depletion and
            amortization                           4.49            3.12
          General and administrative expenses      1.38            2.23

---------------------
     (1) BOE represents equivalent barrels of oil. In reference to natural gas, natural gas equivalents are determined using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids. MBOE represents one thousand barrels of oil equivalent.

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

The Company utilizes option contracts to hedge the effect of price changes on a portion of its future oil and gas production. Premiums paid and amounts receivable under the option contracts are amortized and accrued to oil and gas sales, respectively. If market prices of oil and gas exceed the strike price of put options, the options will expire unexercised, therefore, reducing the effective price received for oil and gas sales by the cost of the related option. Conversely, if market prices of oil and gas decline below the strike price of put options, the options will be exercised, therefore, increasing the effective price received for oil and gas sale by the proceeds received from the related option. The net effect of the Company's commodity hedging activities reduced oil and gas revenues by $510,000 for the three months ended March 31, 1997. There was no net effect from commodity hedging activities for the three months ended March 31, 1996.

The Company utilizes interest rate swap agreements to reduce the potential impact of increases in interest rates on floating-rate, long term debt. If market rates of interest experienced during the applicable swap term are below the rate of interest effectively fixed by the swap agreement, the rate of interest incurred by the Company will exceed the rate that would have been experienced under the Credit Agreement. The net effect of the Company's interest rate hedging activities increased interest expense by $31,000 for the three months ended March 31, 1996. Concurrent with the payment of all of the Company's floating rate debt from proceeds of the Offerings in the fourth quarter of 1996, the interest rate swap agreements ceased to qualify as hedges. These interest rate swap agreements were marked-to-market and the related liability recorded. The liability for the two interest rate swap agreements was $955,000 at March 31, 1997. As a result of marking the agreements to market at March 31, 1997, the Company recorded a net investment gain of approximately $541,000 for the three month period then ended. At April 16, 1997 the value of the agreements was an approximate $0.7 million liability.

The Company's predecessors were classified as partnerships for federal income tax purposes. Therefore, no income taxes were paid or provided for by the company prior to the Offerings. Future tax amounts, if any, will be dependent upon several factors, including but not limited to the Company's results of operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

The Company's total oil and gas revenues for the three months ended March 31, 1997 were $19,613,000, representing an increase of $10,780,000 (122%) over revenues of $8,833,000 in 1996. This increase was primarily due to the 1996 Acquisition, which accounted for approximately $5,947,000 of the increase. The remainder of the increase was due to a combination of increased product prices, successful drilling activities and the enhancement of existing production. The average oil price per barrel received in 1997 was $19.84 compared to $17.32 in 1996, a 15% increase, and the average gas price received in 1997 was $2.67 compared to $1.81 in 1996, a 47% increase.

Oil and gas production was 1,095 MBOE in 1997 compared to 612 MBOE in 1996, a 79% increase. Of the 483 MBOE increase, approximately 317 MBOE was due to the properties acquired in the 1996 Acquisition. The remainder of the increase was due to a combination of successful drilling activities and the enhancement of existing production.

Other income was $765,000 for the three month period ended March 31, 1997 compared to $118,000 for the comparable 1996 first quarter period, representing a 548% increase. Interest and other revenues were $255,000 for the three months ended March 31, 1997 compared to $88,000 in 1996, representing an increase of $167,000, virtually all of which was related to increased interest income due to increased funds earning interest. Gains on investment transactions of $541,000 were recorded for the three months ended March 31, 1997. No comparable transactions existed in 1996. These investment transactions are related to the interest rate swap contracts which are now being marked-to-market at the end of each reporting period.

Oil and gas production costs for the three month period ended March 31, 1997 were $7,369,000 ($6.73 per BOE), compared to $3,659,000 in 1996 ($5.98 per BOE), representing an increase of $3,710,000 (101%), due principally to the 1996 Acquisition. On a per BOE basis, production costs increased $0.75 due primarily to higher production costs per BOE for the properties acquired in the 1996 Acquisition.

General and administrative expenses for the three months ended March 31, 1997 were $1,515,000, representing an increase of $153,000 (12%) from 1996 of $1,362,000. The increase is primarily due to an increase in personnel and related costs necessary to accommodate the increased activities of the Company. However, as noted above, production volumes increased 79% and, therefore, general and administrative expenses per BOE decreased 38% to $1.38 per BOE for the three months ended March 31, 1997 from the $2.22 per BOE in 1996.

Exploration and abandonment expense increased to $1,340,000 for the three months ended March 31, 1997 compared to $228,000 in 1996. The Company incurred $81,000 of seismic costs for the three months ended March 31, 1997. No seismic costs were incurred in the comparable period in 1996. Dry hole and abandonment costs increased to $1,120,000 in 1997 from $228,000 in 1996.

Depreciation, depletion and amortization expense for the three month period ended March 31, 1997 was $4,914,000 compared to $1,909,000 for 1996, representing an increase of $3,005,000 (157%). During the 1997 period, depreciation, depletion and amortization (D D & A) on oil and gas production was provided at an average rate of $4.49 per BOE compared to $3.12 per BOE for 1996. The increase was due in part to the 1996 Acquisition and also to the Company's decision to increase the D D & A rate based upon the expectation of lower oil and gas prices during 1997 than those experienced at December 31, 1996.

Interest expense was $2,708,000 for the three months ended March 31, 1997, compared to $1,781,000 for the comparable period in 1996. The $927,000 (52%) increase was attributable primarily to increased levels of debt.

The average amounts of applicable interest-bearing debt in 1997 and 1996 were $100,253,000 and $71,923,000, respectively. The effective annualized interest rate in 1997 was 10.8%, as compared to 9.9% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES

For the three months ended March 31, 1997, net cash provided by operating activities increased to $13.5 million from $2.3 million for 1996. Cash provided by operations, before changes in operating assets and liabilities, increased to $6.9 million from $2.0 million for 1996 due in part to the 1996 Acquisition and the increase in results of operations therefrom, and also due to increases in oil and gas prices and increases in production from new drilling activities.

NET CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities for the three months ended March 31, 1997 was $15.0 million. Approximately $15.2 million was used for exploration and development activities and $0.7 million was used for other property and equipment. During the three months ended March 31, 1997, approximately $0.9 million net cash was provided by sales of oil and gas properties. For the three months ended March 31, 1996, net cash used in investing activities was $5.1 million. Approximately $4.7 million was used for exploration and development activities and $0.4 million primarily for other property and equipment.

NET CASH PROVIDED BY FINANCING ACTIVITIES

The Company incurred $3,000,000 of new debt in the three months ended March 31, 1996, which was used in its oil and gas activities, while no significant transactions were incurred in the 1997 first quarter.

CAPITAL RESOURCES

Funding for the Company's business activities has historically been provided by bank financings, cash flow from operations, private equity sales, property divestitures and joint ventures with industry participants. The Company plans to finance its continuing operations and execute its business strategy with cash flow from operations, proceeds from the divestiture of non-core, non-strategic assets and borrowings under the Credit Facility.

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

The Company has a revolving credit facility ("the Credit Facility") with NationsBank of Texas, N.A. (the "Bank"). The Credit Facility provides for a revolving line of credit with the availability of funds and letters of credit being subject to a borrowing base determination at least semi-annually. The borrowing base provides for a maximum availability of $50.0 million (which amount was also the initial borrowing base), $100,000 of which was borrowed at March 31, 1997. Availability under the borrowing base is initially limited to $20.0 million for working capital and $30.0 million for acquisitions of oil and gas properties meeting certain criteria established by the Bank. Borrowings under the Credit Facility bear interest at the Company's option at a floating rate which is at or above the NationsBank, N.A. prime rate or the LIBOR rate, depending on the percentage of committed funds which have been borrowed. Interest is payable quarterly and principal is amortized in twelve equal installments commencing, October 1998. Under the Credit Facility, the Company is obligated to pay certain fees to the Bank, including a commitment fee based on the unused portion of the commitment. The Credit Facility contains customary restrictive covenants (including restrictions on the payment of dividends and the incurrence of additional indebtedness) and requires the Company to maintain a current ratio of not less than 1.0 to 1.0, a ratio of Adjusted EBITDA to interest expense of not less than 2.0 to 1 and a minimum tangible net worth. At March 31, 1997, the Company's current ratio was 1.4 to 1.0, the ratio of Adjusted EBITDA to interest expense was 4.4 to 1 and the Company exceeded the tangible net worth test. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company.

CAPITAL EXPENDITURES

The Company requires capital primarily for the exploration, development and acquisition of oil and gas properties, the repayment of indebtedness and general working capital needs. The Company's capital budget for 1997 is $26.0 million of which approximately $7.2 will be expended for exploratory drilling, approximately $13.6 million for exploitation activities, approximately $2.5 million for the purchase of undeveloped acreage and approximately $2.7 million for new seismic projects. During the three months ended March 31, 1997, approximately $15.2 million was expended in oil and gas activities. The Company has previously stated that its capital budget is largely discretionary and may be adjusted as appropriate during the year. While the first quarter capital expenditures are not indicative of a full year of activity, the Company does currently anticipate that it will increase the 1997 capital budget and will announce such change upon completion of its review of current activities.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS

               Exhibit 27

          (B)  REPORTS ON FORM 8-K

               The Company did not file a report on Form 8-K for the quarter for which this report is filed.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COSTILLA ENERGY, INC.


Date:     May 14, 1997             By:  /s/ BOBBY W. PAGE
                                       -------------------------------
                                        Bobby W. Page
                                        Senior Vice President
                                        and Chief Financial Officer