Form 10-Q
period 1997-06-30
COSTILLA ENERGY INC
filed 1997-08-14
CIK 1018980

--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                              -------------------------

                                      FORM 10-Q


                [x]  Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                          or

                [ ]  Transition Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                  For the transition period from _______ to _______

                             COMMISSION FILE NO. 0-21411

                              -------------------------

                                COSTILLA ENERGY, INC.
                (Exact name of registrant as specified in its charter)


                              -------------------------

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

                              -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES    x     NO
                                   -------     -------


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JULY 31, 1997....  10,378,500

--------------------------------------------------------------------------------

                                COSTILLA ENERGY, INC.

                                      FORM 10-Q

                                  TABLE OF CONTENTS



                                                                          PAGE
                                                                          ----

                           PART I -  FINANCIAL INFORMATION


ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1997 (unaudited)
           and December 31, 1996 .........................................  3

         Consolidated Statements of Operations for the three and six months ended June 30, 1997 and 1996 (unaudited) ...............  4

         Consolidated Statements of Cash Flows for the three and
           six months ended June 30, 1997 and 1996 (unaudited) ...........  5

         Notes to Consolidated Financial Statements (unaudited) ..........  6

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...........................  9


                             PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K ................................  15

Signatures ................................................................  16

                           PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                COSTILLA ENERGY, INC.

                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)


                                                                             JUNE 30,      DECEMBER 31,
                                                                               1997           1996
                                                                           -----------    -------------
                                  ASSETS                                   (UNAUDITED)
    CURRENT ASSETS:

      Cash and cash equivalents                                             $  6,005      $  12,618
      Accounts receivable:
              Trade, net                                                       4,975          6,675
              Affiliates                                                           -            332
              Oil and gas sales                                                9,198          9,031
         Prepaid and other current assets                                      1,368          1,753
                                                                           -----------    -----------
                   Total current assets                                       21,546         30,409
                                                                           -----------    -----------

    PROPERTY, PLANT AND EQUIPMENT, AT COST:

         Oil and gas properties, using the successful efforts
         method of accounting:
              Proved properties                                              168,244        140,477
              Unproved properties                                              9,915          4,482
         Accumulated depletion, depreciation and amortization                (29,829)       (20,435)
                                                                           -----------    -----------
                                                                             148,330        124,524
         Other property and equipment, net                                     3,259          2,420
                                                                           -----------    -----------
                   Total property, plant and equipment                       151,589        126,944
                                                                           -----------    -----------

    OTHER ASSETS:

         Deferred charges                                                      4,310          4,503
         Note receivable - other                                                 250            250
         Note receivable - affiliate                                             476            684
                                                                           -----------    -----------
                   Total other assets                                          5,036          5,437
                                                                           -----------    -----------
                                                                          $  178,171     $  162,790
                                                                           -----------    -----------
                                                                           -----------    -----------

              LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:

         Current maturities of long-term debt                             $       98     $       98
         Trade accounts payable                                               15,395         12,718
         Undistributed revenue                                                 4,274          3,517
         Other current liabilities                                             3,946          3,756
                                                                           -----------    -----------
                   Total current liabilities                                  23,713         20,089
                                                                           -----------    -----------
    LONG-TERM DEBT, LESS CURRENT MATURITIES                                  114,826        100,262
                                                                           -----------    -----------
    OTHER NONCURRENT LIABILITIES                                                 430          1,870
                                                                           -----------    -----------
    DEFERRED INCOME TAXES                                                          -           -
                                                                           -----------    -----------

    STOCKHOLDERS' EQUITY :

         Preferred stock, $.10 par value (3,000,000 shares authorized;
           no shares outstanding)                                                  -           -
         Common stock, $.10 par value (20,000,000 shares authorized;
           10,378,500 shares outstanding at June 30, 1997 and
           10,475,000 shares outstanding at December 31, 1996)                 1,048          1,047
         Additional paid-in capital                                           39,847         41,081
         Retained earnings (deficit)                                          (1,693)        (1,559)
                                                                           -----------    -----------
                   Total stockholders' equity                                 39,202         40,569
                                                                           -----------    -----------
    COMMITMENTS AND CONTINGENCIES                                                  -           -
                                                                           -----------    -----------
                                                                          $  178,171     $  162,790
                                                                           -----------    -----------
                                                                           -----------    -----------





    See accompanying notes to consolidated financial statements.

                                COSTILLA ENERGY, INC.


                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)


                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                JUNE 30,                     JUNE 30,
                                                                      --------------------------    ------------------------
                                                                         1997            1996          1997          1996
                                                                      ----------     -----------    ----------    ----------
REVENUES:
  Oil and gas sales                                                   $  15,279      $  10,613      $  34,892      $  19,446
  Other                                                                     154            (38)           920             80
                                                                       ----------     ----------     ----------    -----------
                                                                         15,433         10,575         35,812         19,526
                                                                       ----------     ----------     ----------    -----------

EXPENSES:

  Oil and gas production                                                  6,794          4,621         14,163          8,279
  General and administrative                                              1,856          1,449          3,370          2,810
  Exploration and abandonments                                            1,774             78          3,115            308
  Depreciation, depletion and amortization                                4,806          2,710          9,720          4,619
  Interest                                                                2,809          2,375          5,516          4,156
                                                                       ----------     ----------     ----------    -----------
                                                                         18,039         11,233         35,884         20,172
                                                                       ----------     ----------     ----------    -----------

   Income (loss) before federal income taxes                             (2,606)          (658)           (72)          (646)

PROVISION FOR FEDERAL INCOME TAXES (BENEFIT)

  Current                                                                     -              -             62           -
  Deferred                                                                 (191)             -              -           -
                                                                       ----------     ----------     ----------    -----------
   Income (loss) before extraordinary item                               (2,415)          (658)          (134)          (646)

   Extraordinary loss resulting from early
   extinguishment of debt                                                     -         (1,640)             -         (1,640)
                                                                       ----------     ----------     ----------    -----------

NET INCOME (LOSS)                                                     $  (2,415)     $  (2,298)     $    (134)    $   (2,286)
                                                                       ----------     ----------     ----------    -----------
                                                                       ----------     ----------     ----------    -----------


INCOME (LOSS) PER SHARE:

  Net income (loss)                                                   $   (0.23)     $   (0.44)     $   (0.01)    $    (0.44)
                                                                       ----------     ----------     ----------    -----------
                                                                       ----------     ----------     ----------    -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                                      10,459          5,200         10,468          5,200
                                                                       ----------     ----------     ----------    -----------
                                                                       ----------     ----------     ----------    -----------



See accompanying notes to consolidated financial statements.

                                COSTILLA ENERGY, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)



                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                JUNE 30,                     JUNE 30,
                                                                      --------------------------    ------------------------
                                                                         1997            1996          1997          1996
                                                                      ----------     -----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:


    NET INCOME (LOSS)                                                 $  (2,415)     $  (2,298)     $    (134)    $   (2,286)
    ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)TO
      NET CASH PROVIDED BY OPERATING ACTIVITIES:
       Depreciation, depletion and amortization                           4,806          2,710          9,720          4,620
       Exploration and abandonments                                          11             -              58            -
       Amortization of deferred charges                                     459             92            610            169
       Deferred income tax expense                                         (191)            -              -             -
       Allowance for doubtful accounts                                      208             -             208            -
       Other noncash                                                         -              49             -              79
       Gain (loss) on sale of oil and gas properties                         -             (10)            30            (40)
       Extraordinary loss resulting from early
         extinguishment of debt                                              -           1,640             -           1,640
       Gain on investment transactions                                     (224)            -            (981)           -
                                                                       ----------     ----------     ----------    -----------
                                                                          2,654          2,183          9,511          4,182

    Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                            2,485         (1,202)         1,864         (1,209)
    Increase in other assets                                                (21)        (1,829)          (429)        (2,190)
    Increase (decrease) in accounts payable                              (1,580)        (1,603)         3,435           (880)
    Increase (decrease) in other liabilities                             (2,425)           528            191            671
    Decrease in deferred revenue                                              -           (475)            -            (696)
                                                                       ----------     ----------     ----------    -----------
        Net cash provided by (used in) operating activities               1,113         (2,398)        14,572           (122)
                                                                       ----------     ----------     ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to oil and gas properties                                 (20,672)       (42,977)       (35,878)       (47,727)
    Proceeds from sale of oil and gas properties                          1,842              -          2,709            -
    Additions to other property and equipment                              (613)        (1,614)        (1,284)        (1,996)
                                                                       ----------     ----------     ----------    -----------
        Net cash used in investing activities                           (19,443)       (44,591)       (34,453)       (49,723)
                                                                       ----------     ----------     ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Borrowings under long-term debt                                      14,600        122,390         14,600        125,390
    Payments of long-term debt                                              (19)       (74,519)           (37)       (74,519)
    Proceeds from issuance of common stock, net                              -              -              14            -
    Purchase of common stock                                             (1,248)            -          (1,248)           -
    Deferred loan and financing costs                                        -          (2,728)           (61)        (2,728)
                                                                       ----------     ----------     ----------    -----------
        Net cash provided by financing activities                        13,333         45,143         13,268         48,143
                                                                       ----------     ----------     ----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (4,997)        (1,846)        (6,613)        (1,702)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           11,002          3,010         12,618          2,866
                                                                       ----------     ----------     ----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   6,005      $   1,164      $   6,005     $    1,164
                                                                       ----------     ----------     ----------    -----------
                                                                       ----------     ----------     ----------    -----------




See accompanying notes to consolidated financial statements.

                                COSTILLA ENERGY, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1997
                                     (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The interim financial information as of June 30, 1997, and for the six months ended June 30, 1997 and 1996, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996.

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

    The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at June 30, 1997:


                          OIL            GAS
                        VOLUME         VOLUME          STRIKE PRICE
                        (Bbls)         (Mmbtu)         PER Bbl/Mmbtu
                      ------------  ------------  -----------------------
Oil:
    1997 . . . . . .    1,052,757         -           $16.56 - $20.65(a)
Gas:
    1997 . . . . . .       -         1,800,000        $1.78(b)

--------------------
    (a) Represents the weighted-average price of a purchased put option contract and of a collar established with the purchase of a put option contract and the sale of a call option contract.
    (b)  Represents the strike price on purchased put option contracts.

    INTEREST RATE SWAP AGREEMENTS.   Prior to the Offerings, the Company
utilized two interest rate swap agreements to reduce the potential impact of increases in interest rates on floating-rate long-term debt. Concurrent with the issuance of the $100 million of 10.25% fixed-rate senior notes in early October 1996, the two interest rate swap agreements ceased to be hedges. These interest rate swap agreements were marked-to-market and the related liability recorded. The liability for the two interest rate swap agreements was $1,712,000 at December 31, 1996. The $60 million interest rate swap expired agreement in May, 1997. During the three months ended June 30, 1997, the Company borrowed $14.6 million against its line of credit which bears interest on a floating rate basis. As a result of this borrowing, a portion of the interest rate swap agreement is a hedge. At each borrowing date, the interest rate swap agreement was marked-to-market and the hedge portion is being amortized over the remaining life of the agreement. The liability for the non-hedge portion of the remaining interest rate swap agreement was $272,000 at June 30, 1997. As a result of expiration and marking the agreements to market during the six and three month periods ended June 30, 1997, the Company recorded net investment gains of approximately $63,000 for the three month period then ended and $604,000 for the six month period then ended. The following table sets forth the term, fixed rate and notional amounts of the interest rate swap agreement in place as of June 30, 1997:

                                   NOTIONAL
                                   PRINCIPAL          FIXED
         TERM                       AMOUNT        INTEREST RATE
-------------------------------  ---------------  ---------------
Jan. 25, 1996 to Jan. 25, 1999    $24 million         7.50%

3.  INCOME TAXES

    At December 31, 1996, the Company had provided a valuation allowance equal to its net deferred tax asset of $1,712,000. In light of the Company's net loss before income taxes for the six month period ended June 30, 1997, it is still uncertain whether it is more likely than not the Company will be able to utilize a portion of its available carryforwards to the extent that such utilization would provide a deferred tax benefit. Thus, the Company has continued to provide a valuation allowance equal to its net deferred tax asset as of June 30, 1997.


4.  SUBSEQUENT EVENTS

    PURCHASE OF OIL AND GAS PROPERTIES

    On July 2, 1997, the Company announced an agreement to purchase oil and gas properties for approximately $42.0 million from Ballard Petroleum, LLC (the "Ballard Acquisition"). The Company expects to provide funding for the acquisition through the combination of a new acquisition facility and borrowings under a new credit facility. The acquisition is scheduled to close in late August 1997.


    NEW BANK COMMITMENT

    The Company has received a commitment from Bankers Trust Company (the "Lender") to provide an acquisition facility for financing $30.0 million of the Ballard Acquisition (the "Acquisition Facility"). In addition, the commitment will provide the Company with a new revolving line of credit (the "New Credit Facility"), which will replace its existing revolving line of credit, with the availability of funds being subject to a borrowing base determined at least semi-annually. Closing of the Acquisition Facility and the New Credit Facility is expected contemporaneously with the closing of the Ballard Acquisition.

The Acquisition Facility is a term loan in the amount of $30.0 million and is subject to a borrowing base to be determined at least semi-annually. Borrowings under the Acquisition Facility will bear interest, at the Company's option, at a floating rate which is above the Lender's prime rate or the LIBOR rate.
Interest is payable quarterly,
with principal payments, commencing February 1998, of $1.7 million quarterly for the first year and $1.4 million each quarter thereafter for two years, with a balloon payment of 40% due at maturity. Borrowings under the Acquisition Facility will be secured by the assets being acquired from Ballard Petroleum.

The New Credit Facility will provide for a maximum availability of $75.0 million, with an initial borrowing base of $50.0 million. At June 30, 1997, the Company had $14.7 million borrowed against the existing revolving line of credit, which will be renewed under the New Credit Facility. In addition, the Company will utilize funds available under the New Credit Facility to fund the remaining portion of the Ballard Petroleum Acquisition. Borrowings under the New Credit Facility will bear interest at the Company's option at a floating rate which is at or above the Lender's prime rate or the LIBOR rate, depending on the percentage of committed funds which have been borrowed. Interest is payable quarterly and principal under the New Credit Facility is to be amortized in twelve equal quarterly installments of 5% each, commencing, August 1999, with a balloon payment of 40% due at maturity. Under the New Credit Facility, the Company is obligated to pay certain fees to the Lender, including a commitment fee based on the unused portion of the commitment. The New Credit Facility contains customary restrictive covenants (including restrictions on the payment of dividends and the incurrence of additional indebtedness) and requires the Company to maintain a current ratio of not less than 1.0 to 1.0, a ratio of Adjusted EBITDA to interest expense of not less than 2.25 to 1 until October 1, 1997 and thereafter 2.5 to 1 and a minimum tangible net worth. At June 30, 1997, the Company was in compliance with all of the ratios to be required by the New Credit Facility. Borrowings under the New Credit Facility are secured by substantially all of the existing assets of the Company.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Costilla is an independent energy company engaged in the exploration, acquisition and development of oil and gas properties. The Company's predecessor began operating in 1988 and through mid-1995 had grown primarily through a series of small acquisitions of oil and gas properties and the exploitation of those properties. In June 1995, Costilla consummated the acquisition of certain oil and gas properties for a purchase price of approximately $46.6 million (the "1995 Acquisition"), and in June 1996, Costilla consummated the acquisition of certain oil and gas properties for a purchase price of approximately $38.7 million (the "1996 Acquisition").

To date, the Company has achieved its high rate of growth primarily through acquisitions. This has impacted its reported financial results in a number of ways. Properties sold by others frequently have not received focused attention prior to sale. After acquisition, certain of these properties are in need of maintenance, workovers, recompletions and other remedial activity not constituting capital expenditures, which substantially increase lease operating expenses. The increased production and revenue resulting from these expenditures is predominately realized in periods subsequent to the period of expense. In addition, the rapid growth of the Company has required it to develop operating, accounting and administrative personnel compatible with its increased size. The Company believes it has now achieved a sufficient size to expand its reserve base significantly without a corresponding significant increase in its general and administrative expense. The Company also believes it now has a sufficient inventory of prospects and the professional staff necessary to follow a more balanced program of exploration and exploitation activities to complement its acquisition efforts.

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

Costilla has shown a significant increase in its oil and gas reserves and production, especially due to the 1995 Acquisition and the 1996 Acquisition. The following table sets forth certain operating data of Costilla for the periods presented:


                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                      June 30,
                                                       ---------------------------  --------------------------
                                                           1997           1996           1997         1996
                                                       ------------  -------------  -------------  -----------
OIL AND GAS PRODUCTION:
    Oil (Mbbls)                                              489            371          1,037           709
    Gas (Mmcf)                                             3,437          1,861          6,721         3,504
    MBOE  (1)                                              1,062            681          2,157         1,293

AVERAGE SALES PRICES:
    Oil  (per Bbbl)                                     $  17.46       $  18.88       $  18.71      $  18.14
    Gas (per Mcf)                                           1.96           1.93           2.30          1.88

COSTS PER BOE (1):
    Production  cost                                     $  6.40        $  6.78        $  6.57       $  6.40
    Depreciation, depletion and amortization                4.52           3.98           4.51          3.57
    General and administrative expenses                     1.75           2.13           1.56          2.17

--------------------
(1) BOE represents equivalent barrels of oil. In reference to natural gas, natural gas equivalents are determined using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids. MBOE represents one thousand barrels of oil equivalent.

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

The Company utilizes option contracts to hedge the effect of price changes on a portion of its future oil and gas production. Premiums paid and amounts receivable under the option contracts are amortized and accrued to oil and gas sales, respectively. If market prices of oil and gas exceed the strike price of put options, the options will expire unexercised, therefore, reducing the effective price received for oil and gas sales by the cost of the related option. Conversely, if market prices of oil and gas decline below the strike price of put options, the options will be exercised, therefore, increasing the effective price received for oil and gas sale by the proceeds received from the related option. The net effect of the Company's commodity hedging activities reduced oil and gas revenues by $236,155 for the three months ended June 30, 1997 and $691,755 for the three months ended June 30, 1996. The net effect of the Company's commodity hedging activities reduced oil and gas revenues by $746,330 for the six months ended June 30, 1997 and $691,755 for the six months ended June 30, 1996.

The Company utilizes interest rate swap agreements to reduce the potential impact of increases in interest rates on floating-rate, long term debt. If market rates of interest experienced during the applicable swap term are below the rate of interest effectively fixed by the swap agreement, the rate of interest incurred by the Company will exceed the rate that would have been experienced under the Credit Agreement. The net effect of the Company's interest rate hedging activities increased interest expense by $359,000 for the six months and $328,000 for the three months ended June 30, 1996. Concurrent with the payment of all of the Company's floating rate debt from proceeds of the Offerings in the fourth quarter of 1996, the interest rate swap agreements ceased to qualify as hedges. These interest rate swap agreements were marked-to-market and the related liability recorded. The $60 million interest rate swap expired in May, 1997. During the three months ended June 30, 1997, the Company borrowed $14.6 million against its line of credit which bears interest on a floating rate basis. As a result of this borrowing, a portion of the interest rate swap agreement is a hedge. At each borrowing date, the interest rate swap agreement was marked-to-market and the hedge portion is being amortized over the remaining life of the agreement. The liability for the non-hedge portion of the remaining interest rate swap agreement was $272,000 at June 30, 1997. As a result of expiration and marking the agreements to market during the six and three month periods ended June 30, 1997, the Company recorded a net investment gains of approximately $63,000 for the three month period then ended and $604,000 for the six month period then ended.

The Company's predecessors were classified as partnerships for federal income tax purposes. Therefore, no income taxes were paid or provided for by the company prior to the Offerings. Future tax amounts, if any, will be dependent upon several factors, including but not limited to the Company's results of operations.


RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

The Company's total oil and gas revenues for the three months ended June 30, 1997 were $15,279,000, representing an increase of $4,666,000 (44%) over revenues of $10,613,000 in 1996. This increase was primarily due to the 1996 Acquisition, which accounted for approximately $4,509,000 of increased revenue. Lower oil prices partially offset this increased revenue from the 1996 Acquisition. The average oil price per barrel received in 1997 was $17.46 compared to $18.88 in 1996, an 8% decrease, and the average gas price received in 1997 was $1.96 compared to $1.93 in 1996, a 1% increase.

Oil and gas production was 1,062 MBOE in 1997 compared to 681 MBOE in 1996, a 56% increase. Of the 381 MBOE increase, approximately 295 MBOE was due to the properties acquired in the 1996 Acquisition. The remainder of the increase was due to a combination of successful drilling activities and the enhancement of existing production.

Other income was $154,000 for the three month period ended June 30, 1997 compared to a loss of $38,000 for the comparable 1996 first quarter period, representing a 505% increase. Interest and other revenues were $106,000 for the three months ended June 30, 1997 compared to a loss of $48,000 in 1996, representing an increase of $154,000, virtually all of which was related to increased interest income due to increased funds earning interest. Gains on investment transactions of $63,000 were recorded for the three months ended June 30, 1997 related to the interest rate swap contract which was marked-to-market. No comparable transactions existed in 1996.

Oil and gas production costs for the three month period ended June 30, 1997 were $6,794,000 ($6.40 per BOE), compared to $4,620,000 in 1996 ($6.78 per BOE), representing an increase of $2,174,000 (47%), due principally to the 1996 Acquisition. On a per BOE basis, production costs decreased $0.38 (6%) due to a combination of the sale of a group of high operating cost properties in April, 1997 and lower production costs on newly completed wells.

General and administrative expenses for the three months ended June 30, 1997 were $1,856,000, representing an increase of $407,000 (50%) from 1996 of $1,449,000. Included in the 1997 amount is a non-cash item for $208,000 related to a provision for doubtful accounts on a note receivable. The remaining increase is primarily due to an increase in personnel and related costs necessary to accommodate the increased activities of the Company. However, as noted above, production volumes increased 56% and, therefore, general and administrative expenses per BOE decreased 18% to $1.75 per BOE for the three months ended June 30, 1997 from the $2.13 per BOE in 1996.

Exploration and abandonment expense increased to $1,774,000 for the three months ended June 30, 1997 compared to $79,000 in 1996. The Company incurred $812,000 of seismic costs for the three months ended June 30, 1997, compared to $4,000 in the comparable period in 1996. Dry hole and abandonment costs increased to $737,000 in 1997 from $76,000 in 1996. The Company incurred $225,000 of other geological and geophysical costs during the three month period ended June 30, 1997. No comparable costs were incurred during the same period in 1996. The increase in exploration and abandonments expense was primarily related to the Company's increased drilling activities in 1997 compared to a very low level of activity in 1996.

Depreciation, depletion and amortization expense for the three month period ended June 30, 1997 was $4,806,000 compared to $2,710,000 for 1996, representing an increase of $2,095,000 (77%). During the 1997 period, depreciation, depletion and amortization (D D & A) on oil and gas production was provided at an average rate of $4.52 per BOE compared to $3.98 per BOE for 1996. The increase was due in part to the 1996 Acquisition and also to the Company's decision to increase the D D & A rate based upon the expectation of lower oil and gas prices during 1997 than those experienced at December 31, 1996.

Interest expense was $2,809,000 for the three months ended June 30, 1997, compared to $2,375,000 for the comparable period in 1996. The $434,000 (18%) increase was attributable primarily to increased levels of debt. The average amounts of applicable interest-bearing debt in 1997 and 1996 were $104,251,000 and $83,369,000, respectively. The effective annualized interest rate in 1997 was 10.8%, as compared to 11.4% in 1996.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

The Company's total oil and gas revenues for the six months ended June 30, 1997 were $34,892,000, representing an increase of $15,446,000 (79%) over revenues of $19,446,000 in 1996. This increase was primarily due to the 1996 Acquisition, which accounted for approximately $10,456,000 of increased revenue. The remainder of the increase was due to a combination of increased product prices, primarily gas prices, successful drilling activities and the enhancement of existing production. The average oil price per barrel received in 1997 was $18.71 compared to $18.14 in 1996, a 3% increase, and the average gas price received in 1997 was $2.30 compared to $1.88 in 1996, a 23% increase.

Oil and gas production was 2,157 MBOE in 1997 compared to 1,293 MBOE in 1996, a 67% increase. Of the 864 MBOE increase, approximately 612 MBOE was due to the properties acquired in the 1996 Acquisition. The remainder of the increase was due to a combination of successful drilling activities and the enhancement of existing production.

Other income was $920,000 for the six month period ended June 30, 1997 compared to $80,000 for the comparable 1996 six month period, representing a 1050% increase. Interest and other revenues were $361,000 for the six months ended June 30, 1997 compared to $40,000 in 1996, representing an increase of $321,000, virtually all of which was related to increased interest income due to increased funds earning interest. Gains on investment transactions of $604,000 were recorded for the six months ended June 30, 1997 related to the interest rate swap contract which was marked-to-market. No comparable transactions existed in 1996.

Oil and gas production costs for the six month period ended June 30, 1997 were $14,163,000 ($6.57 per BOE), compared to $8,279,000 in 1996 ($6.40 per BOE), representing an increase of $5,884,000 (71%), due principally to the 1996 Acquisition. On a per BOE basis, production costs increased $0.17 due primarily to higher productions costs on properties acquired in the 1996 Acquisition.

General and administrative expenses for the six months ended June 30, 1997 were $3,370,000, representing an increase of $560,000 (22%) from 1996 of $2,810,000.
Included in the 1997 amount is a non-cash item for $208,000 related to a provision for doubtful accounts on a note receivable. The remaining increase is primarily due to an increase in personnel and related costs necessary to accommodate the increased activities of the Company. However, as noted above, production volumes increased 79% and, therefore, general and administrative expenses per BOE decreased 28% to $1.56 per BOE for the six months ended June 30, 1997 from the $2.17 per BOE in 1996.

Exploration and abandonment expense increased to $3,115,000 for the six months ended June 30, 1997 compared to $308,000 in 1996. The Company incurred $893,000 of seismic costs for the six months ended June 30, 1997, compared to $4,000 in the comparable period in 1996. Dry hole and abandonment costs increased to $1,857,000 in 1997 from $304,000 in 1996. The Company incurred $365,000 of other geological and geophysical costs during the six month period ended June 30, 1997. No comparable costs were incurred during the same period in 1996.

The increase in exploration and abandonments expense was primarily related to the Company's increased drilling activities in 1997 compared to a very low level of activity in 1996.

Depreciation, depletion and amortization expense for the six month period ended June 30, 1997 was $9,720,000 compared to $4,619,000 for 1996, representing an increase of $5,101,000 (110%). During the 1997 period, depreciation, depletion and amortization (D D & A) on oil and gas production was provided at an average rate of $4.51 per BOE compared to $3.57 per BOE for 1996. The increase was due in part to the 1996 Acquisition and also to the Company's decision to increase the D D & A rate based upon the expectation of lower oil and gas prices during 1997 than those experienced at December 31, 1996.

Interest expense was $5,516,000 for the six months ended June 30, 1997, compared to $4,156,000 for the comparable period in 1996. The $1,360,000 (33%) increase was attributable primarily to increased levels of debt. The average amounts of applicable interest-bearing debt in 1997 and 1996 were $102,263,000 and $77,646,000, respectively. The effective annualized interest rate in 1997 was 10.8%, as compared to 10.7% in 1996.


LIQUIDITY AND CAPITAL RESOURCES


NET CASH PROVIDED BY OPERATING ACTIVITIES

For the six months ended June 30, 1997, net cash provided by operating activities increased to $14.6 million from $(.1) million for 1996. Cash provided by operations, before changes in operating assets and liabilities, increased to $9.5 million from $4.2 million for 1996 due primarily to the 1996 Acquisition and the increase in results of operations therefrom, and also due to increases in production from new drilling activities, offset in part by a decrease in the price of oil.

NET CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities for the six months ended June 30, 1997 was $34.5 million. Approximately $35.9 million was used for exploration and development activities and $1.3 million was used for other property and equipment, which amounts were partially offset by approximately $2.7 million net cash provided by sales of oil and gas properties during the period. For the six months ended June 30, 1996, net cash used in investing activities was $49.7 million. Approximately $42.5 million was used for the 1996 Acquisition, $5.2 million was used for exploration and development activities and $2.0 million primarily for other property and equipment.

NET CASH PROVIDED BY FINANCING ACTIVITIES

The Company incurred $14.6 million of new debt during the six months ended June 30, 1997, which was used in connection with its exploration and development activities. In addition, the Company used approximately $1.3 million, primarily for the purchase of 98,000 shares of its common stock. For the six months ended June 30, 1996, the Company incurred approximately $125.4 million of debt, of which $122.0 million was funded under its then-existing $125.0 million credit agreement. Approximately $74.5 million of such amount was used for the extension and refinancing of prior debt, $42.5 million was used for the 1996 Acquisition and approximately $8.4 million was used for general corporate purposes.

CAPITAL RESOURCES

Funding for the Company's business activities has historically been provided by bank financings, cash flow from operations, private equity sales, property divestitures and joint ventures with industry participants. The Company plans to finance its continuing operations and execute its business strategy with cash flow from operations, borrowings under the Credit Facility, new borrowings for acquisitions and proceeds from the divestiture of non-core, non-strategic assets.

In July 1997 the Company announced an agreement to purchase oil and gas properties for approximately $42.0 million from Ballard Petroleum L.L.C. (the "Ballard Acquisition"). The Ballard Acquisition is scheduled to close in late August 1997. While the Company regularly engages in discussions relating to potential acquisitions, other than the Ballard Acquisition, the Company has no present agreement, commitment or understanding with respect to any such acquisition, other than the acquisition of undeveloped acreage and various mineral interests in its normal course of business. Any future acquisition may require additional financing and will be dependent upon financing arrangements available at the time.

The Company has received a commitment from Bankers Trust Company (the "Lender") to provide an acquisition facility for financing $30.0 million of the Ballard Acquisition (the "Acquisition Facility"). In addition, the commitment will provide the Company with a new revolving line of credit (the "New Credit Facility"), which will replace its existing revolving line of credit, with the availability of funds being subject to a borrowing base determined at least semi-annually. Closing of the Acquisition Facility and the New Credit Facility is expected contemporaneously with the closing of the Ballard Acquisition.

The Acquisition Facility is a term loan in the amount of $30.0 million and is subject to a borrowing base to be determined at least semi-annually. Borrowings under the Acquisition Facility will bear interest, at the Company's option, at a floating rate which is above the Lender's prime rate or the LIBOR rate.
Interest is payable quarterly, with principal payments, commencing February 1998, of $1.7 million quarterly for the first year and $1.4 million each quarter thereafter for two years, with a balloon payment of 40% due at maturity. Borrowings under the Acquisition Facility will be secured by the assets being acquired from Ballard Petroleum.

The New Credit Facility will provide for a maximum availability of $75.0 million, with an initial borrowing base of $50.0 million. At June 30, 1997, the Company had $14.7 million borrowed against the existing revolving line of credit, which will be renewed under the New Credit Facility. In addition, the Company will utilize funds available under the New Credit Facility to fund the remaining portion of the Ballard Petroleum Acquisition. Borrowings under the New Credit Facility will bear interest at the Company's option at a floating rate which is at or above the Lender's prime rate or the LIBOR rate, depending on the percentage of committed funds which have been borrowed. Interest is payable quarterly and principal under the New Credit Facility is to be amortized in twelve equal quarterly installments of 5% each, commencing, August 1999, with a balloon payment of 40% due at maturity. Under the New Credit Facility, the Company is obligated to pay certain fees to the Lender, including a commitment fee based on the unused portion of the commitment. The New Credit Facility contains customary restrictive covenants (including restrictions on the payment of dividends and the incurrence of additional indebtedness) and requires the Company to maintain a current ratio of not less than 1.0 to 1.0, a ratio of Adjusted EBITDA to interest expense of not less than 2.25 to 1 until October 1, 1997 and thereafter 2.5 to 1 and a minimum tangible net worth. At June 30, 1997, the Company was in compliance with all of the ratios to be required by the New Credit Facility. Borrowings under the New Credit Facility are secured by substantially all of the existing assets of the Company.

The Company believes that cash flow from operations, supplemented by borrowings from the Credit Facility, will be sufficient for its budgeted 1997 capital expenditures. However, because the Company's ultimate 1997 capital expenditures, future cash flows and the availability of financing are subject to a number of variables, there can be no assurance that the Company's capital resources will be sufficient to maintain its capital expenditures. In addition, if the Company is unable to generate sufficient cash flow from operations to service its debt, it may be required to refinance all or a portion of its debt, including the Notes, or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained.

CAPITAL EXPENDITURES

The Company requires capital primarily for the exploration, development and acquisition of oil and gas properties, the repayment of indebtedness and general working capital needs. During the six months ended June 30, 1997, the Company expended approximately $35.9 million in oil and gas activities as a result of the Company's acceleration of such expenditures during the period. The Company has currently reduced the pace of its oil and gas exploration and development activities when compared to the first half of 1997.

                             PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

              Exhibit
              Number       Description of Exhibit
              -------      ----------------------
              *10.1 First and Second Amendments to 1996 Stock Option Plan of Costilla Energy, Inc.

              *10.2 First Amendment to Outside Directors Stock Option Plan of Costilla Energy, Inc.

              *10.3 First, Second and Third Amendments to Bonus Incentive Plan of Costilla Energy, Inc.

              *27.1          Financial Data Schedule



         *    Filed herewith



REPORTS ON FORM 8-K

              The Company did not file a report on Form 8-K for the quarter for which this report is filed.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COSTILLA ENERGY, INC.




Date:    August 13, 1997               By:  /s/ Bobby W. Page
                                            ------------------------------
                                            Bobby W. Page
                                            Senior Vice President
                                            and Chief Financial Officer