Form 10-K/A
period 1996-12-31
COSTILLA ENERGY INC
filed 1997-11-12
CIK 1018980

================================================================================

                                  UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             --------------------
                                  FORM 10-K/A
                               (Amendment No. 1)

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

================================================================================

                            COSTILLA ENERGY, INC.

                              TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART II.

Item 8.      Financial Statements and Supplementary Data.                 3

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K.                                                    4

SIGNATURES                                                                6

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

For the financial statements and supplementary data required by this Item 8, see the Index to Consolidated Financial Statements on page F-1 in this Form 10-K/A.

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

 ***10.14    Letter Agreement dated December 18, 1996 by and between Statewide
             Minerals, Inc., as Seller, Boldrick Partners, as Buyer
 ***10.15    Stock Purchase Agreement dated December 31, 1996 by and between ERI
             Investments, Inc. and the Company
 ***12.1     Computation of Ratio of Adjusted EBITDA to Interest Expense
  **16.1     Letter Regarding Change of Accountants
 ***21.1     Subsidiaries of the Registrant
 ***23.1     Consent of KPMG Peat Marwick LLP
 ***23.2     Consent of Williamson Petroleum Consultants, Inc.
 ***23.3     Consent of Elms, Faris & Co., P.C.
 ***24.1     Power of Attorney
 ***24.2     Certified copy of resolution of Board of Directors of Costilla
             Energy, Inc. authorizing signature by Power of Attorney
****27.1     Financial Data Schedule

 * Incorporated by reference to Registration Statement on Form S-1, File No. 333-08909
 ** Incorporated by reference to Registration Statement on Form S-1, File No. 333-08913.
 *** Previously filed
**** Filed herewith

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

                            COSTILLA ENERGY, INC.

Date:  November 10, 1997       By: */s/ MICHAEL J. GRELLA
                                --------------------------------
                                Michael J. Grella
                                President
                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  November 10, 1997      */s/ CADELL S. LIEDTKE
                                   --------------------------------
                                   Cadell S. Liedtke
                                   Chairman of the Board

Date:  November 10, 1997      */s/ MICHAEL J. GRELLA
                                   --------------------------------
                                   Michael J. Grella
                                   President and Chief Executive Officer
                                   and Director

Date:  November 10, 1997      */s/ HENRY G. MUSSELMAN
                                   --------------------------------
                                   Henry G. Musselman
                                   Executive Vice President,
                                   Chief Operating Officer
                                   and Director

Date:  November 10, 1997      */s/ W. D. KENNEDY
                                   --------------------------------
                                   W. D. Kennedy
                                   Director


Date:  November 10, 1997      */s/ JERRY J. LANGDON
                                   --------------------------------
                                   Jerry J. Langdon
                                   Director

Date:  November 10, 1997       /s/ BOBBY W. PAGE
                                   --------------------------------
                                   Bobby W. Page
                                   Senior Vice President and Chief Financial
                                   Officer (principal accounting officer)

Date:  November 10, 1997   *By: /s/ BOBBY W. PAGE
                                   --------------------------------
                                   Bobby W. Page
                                   Agent and Attorney in fact

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

                             COSTILLA ENERGY, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           YEARS ENDED DECEMBER 31,
                                                      ---------------------------------
                                                         1996         1995       1994
                                                      --------     --------    --------
REVENUES:
  Oil and gas sales                                   $ 53,919     $ 21,693    $  7,637
  Interest and other                                        40          123          87
  Gain on sale of assets                                 1,067          -           112
                                                      --------     --------    --------
                                                        55,026       21,816       7,836
                                                      --------     --------    --------

EXPENSES:
  Oil and gas production                                21,325       10,024       2,349
  Oil and gas production - affiliates                      449          331           2
  General and administrative                             4,682        2,910         634
  General and administrative - affiliates                  556          661         550
  Compensation related to option settlement                -            656         -
  Exploration and abandonments                           2,550        1,652         793
  Depreciation, depletion and amortization              12,430        5,958       1,847
  Interest                                              11,281        4,591       1,458
                                                      --------     --------    --------
                                                        53,273       26,783       7,633
                                                      --------     --------    --------

    Income (loss) before federal income taxes and
     extraordinary item                                  1,753       (4,967)        203

PROVISION FOR FEDERAL INCOME TAXES
  Current                                                  176            3           8
  Deferred                                               1,042          -            32
                                                      --------     --------    --------
    Income (loss) before extraordinary item                535       (4,970)        163
    Extraordinary loss resulting from early
    extinguishment of debt, net of the related
    deferred tax benefit of $1,042 (Notes 5 and 7)      (4,975)         -           -
                                                      --------     --------    --------

NET INCOME (LOSS)                                     $ (4,440)    $ (4,970)   $    163
                                                      --------     --------    --------
                                                      --------     --------    --------

PREFERRED RETURN, ACCRETION AND REDEMPTION
 PREMIUM ON REDEEMABLE MEMBERS' CAPITAL               $ (3,930)    $ (2,842)   $    -
                                                      --------     --------    --------
                                                      --------     --------    --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM
 APPLICABLE TO COMMON EQUITY                          $ (3,395)    $ (7,812)   $    163
                                                      --------     --------    --------
                                                      --------     --------    --------
NET INCOME (LOSS) APPLICABLE TO
 COMMON EQUITY                                        $ (8,370)    $ (7,812)   $    163
                                                      --------     --------    --------
                                                      --------     --------    --------

INCOME (LOSS) PER SHARE:
  Income (loss) before extraordinary item             $  (0.52)    $  (1.50)   $   0.03
  Extraordinary loss resulting from
   early extinguishment of debt, net of
   deferred tax benefit                                  (0.77)         -           -
                                                      --------     --------    --------
  Net income (loss)                                   $  (1.29)    $  (1.50)   $   0.03
                                                      --------     --------    --------
                                                      --------     --------    --------

WEIGHTED AVERAGE SHARES OUTSTANDING                      6,473        5,200       5,200
                                                      --------     --------    --------
                                                      --------     --------    --------

See accompanying notes to consolidated financial statements.

                             COSTILLA ENERGY, INC.


          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (IN THOUSANDS)


                                                                                                   TOTAL
                                                                                               STOCKHOLDERS'
                                                                      ADDITIONAL   RETAINED     EQUITY AND
                                               PREDECESSOR   COMMON    PAID-IN     EARNINGS    PREDECESSOR
                                                 CAPITAL     STOCK     CAPITAL     (DEFICIT)     CAPITAL
                                               -----------   ------   ----------   --------    -------------
BALANCE AT DECEMBER 31, 1993 (PREDECESSOR)       $    51     $    -   $      -     $     -        $    51
  Net income                                         163          -          -           -            163
  Withdrawals                                       (961)         -          -           -           (961)
                                                 -------     ------   --------     -------        -------

BALANCE AT DECEMBER 31, 1994 (PREDECESSOR)          (747)         -          -           -           (747)

  Issuance of predecessor interest                 1,266          -          -           -          1,266
  Issuance costs                                    (753)         -          -           -           (753)
  Net loss                                        (4,970)         -          -           -         (4,970)
  Withdrawals                                        (55)         -          -           -            (55)
  Imputed capital contribution on
    settlement of option                             656          -          -           -            656
  Preferred return and accretion of
    redeemable predecessor capital                (2,842)         -          -           -         (2,842)
                                                 -------     ------   --------     -------        -------

BALANCE AT DECEMBER 31, 1995 (PREDECESSOR)        (7,445)         -          -           -         (7,445)

  Net loss                                        (2,881)         -          -      (1,559)        (4,440)
  Preferred return and accretion of
    redeemable predecessor capital                (3,930)         -          -           -         (3,930)
  Common stock issued, net                             -        527     60,052           -         60,579
  Distributions to members                        (4,218)                4,218           -              -
  Transfer of predecessor capital and
    issuance of common stock pursuant
    to the Offerings                              18,474        520    (23,189)          -         (4,195)
                                                 -------     ------   --------     -------        -------

BALANCE AT DECEMBER 31, 1996                     $     -     $1,047   $ 41,081     $(1,559)       $40,569
                                                 -------     ------   --------     -------        -------
                                                 -------     ------   --------     -------        -------



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

     EARNINGS PER SHARE

     Primary net income (loss) per share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Primary net income (loss) per share is reduced by the preferred return, accretion and redemption premium on redeemable members' capital for the years ended December 31, 1996 and 1995. Common stock equivalent shares arising from stock options are computed using the treasury stock method. There were no potentially dilutive securities, other than common stock equivalents. Consequently, primary and fully diluted earnings per share do not differ. For the periods prior to the Offerings, the weighted average shares outstanding attributable to predecessor capital are the 5,200,000 shares issued to the predecessor members upon conversion of the LLC.

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

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                              1996      1995
                                                            -------   --------
                                                              (IN THOUSANDS)
      Revenues. . . . . . . . . . . . . . . . . . . . . .   $64,251   $ 51,896
      Net loss before extraordinary item. . . . . . . . .    (4,830)   (14,227)
      Net loss per share before extraordinary item. . . .     (0.75)     (2.74)


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

                     Net loss                  $(6,285,276)

                     Net loss per share        $     (1.58)

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
 ***10.15    Stock Purchase Agreement dated December 31, 1996 by and between ERI
             Investments, Inc. and the Company
 ***12.1     Computation of Ratio of Adjusted EBITDA to Interest Expense
  **16.1     Letter Regarding Change of Accountants
 ***21.1     Subsidiaries of the Registrant
 ***23.1     Consent of KPMG Peat Marwick LLP
 ***23.2     Consent of Williamson Petroleum Consultants, Inc.
 ***23.3     Consent of Elms, Faris & Co., P.C.
 ***24.1     Power of Attorney
 ***24.2     Certified copy of resolution of Board of Directors of Costilla
             Energy, Inc. authorizing signature by Power of Attorney
****27.1     Financial Data Schedule

-------------------
 * Incorporated by reference to Registration Statement on Form S-1, File No. 333-08909
 ** Incorporated by reference to Registration Statement on Form S-1, File No. 333-08913.
 *** Previously filed
**** Filed herewith