Form 10-Q/A
period 1997-03-31
COSTILLA ENERGY INC
filed 1997-11-12
CIK 1018980

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

                           PART II - OTHER INFORMATION

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

                              COSTILLA ENERGY, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                             ------------------------
                                                1997          1996
                                             ----------    ----------
REVENUES:
  Oil and gas sales                          $   19,613    $    8,833
  Other                                             765           118
                                             ----------    ----------
                                                 20,378         8,951
                                             ----------    ----------
EXPENSES:
  Oil and gas production                          7,369         3,659
  General and administrative                      1,515         1,362
  Exploration and abandonments                    1,340           228
  Depreciation, depletion and amortization        4,914         1,909
  Interest                                        2,708         1,781
                                             ----------    ----------
                                                 17,846         8,939
                                             ----------    ----------

    Income before federal income taxes            2,532            12
PROVISION FOR FEDERAL INCOME TAXES
  Current                                            62           -
  Deferred                                          191           -
                                             ----------    ----------
NET INCOME                                   $    2,279    $       12

PREFERRED RETURN AND ACCRETION OF
  REDEEMABLE MEMBERS' CAPITAL                        --          (790)
                                             ----------    ----------
NET INCOME (LOSS) APPLICABLE TO
  COMMON EQUITY                              $       --    $     (778)
                                             ----------    ----------
                                             ----------    ----------
INCOME (LOSS) PER SHARE:
  Net income                                 $     0.22    $    (0.15)
                                             ----------    ----------
                                             ----------    ----------
WEIGHTED AVERAGE SHARES OUTSTANDING              10,476         5,200
                                             ----------    ----------
                                             ----------    ----------

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


                                   COSTILLA ENERGY, INC.


Date:     November 10, 1997       By:  /s/ BOBBY W. PAGE
                                       -------------------------------
                                        Bobby W. Page
                                        Senior Vice President
                                        and Chief Financial Officer