Form 10-Q/A
period 1997-06-30
COSTILLA ENERGY INC
filed 1997-11-12
CIK 1018980

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                              -------------------------

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

                             PART II - OTHER INFORMATION

Signatures ............................................................... 10

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

                                COSTILLA ENERGY, INC.


                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)


                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                JUNE 30,                     JUNE 30,
                                                                      --------------------------    ------------------------
                                                                         1997            1996          1997          1996
                                                                      ----------     -----------    ----------    ----------
REVENUES:
  Oil and gas sales                                                   $  15,279      $  10,613      $  34,892      $  19,446
  Other                                                                     154            (38)           920             80
                                                                       ----------     ----------     ----------    -----------
                                                                         15,433         10,575         35,812         19,526
                                                                       ----------     ----------     ----------    -----------

EXPENSES:

  Oil and gas production                                                  6,794          4,621         14,163          8,279
  General and administrative                                              1,856          1,449          3,370          2,810
  Exploration and abandonments                                            1,774             78          3,115            308
  Depreciation, depletion and amortization                                4,806          2,710          9,720          4,619
  Interest                                                                2,809          2,375          5,516          4,156
                                                                       ----------     ----------     ----------    -----------
                                                                         18,039         11,233         35,884         20,172
                                                                       ----------     ----------     ----------    -----------

   Income (loss) before federal income taxes                             (2,606)          (658)           (72)          (646)

PROVISION FOR FEDERAL INCOME TAXES (BENEFIT)

  Current                                                                     -              -             62           -
  Deferred                                                                 (191)             -              -           -
                                                                       ----------     ----------     ----------    -----------
   Income (loss) before extraordinary item                               (2,415)          (658)          (134)          (646)

   Extraordinary loss resulting from early
   extinguishment of debt                                                     -         (1,640)             -         (1,640)
                                                                       ----------     ----------     ----------    -----------

NET INCOME (LOSS)                                                     $  (2,415)     $  (2,298)     $    (134)    $   (2,286)
                                                                       ----------     ----------     ----------    -----------
                                                                       ----------     ----------     ----------    -----------

PREFERRED RETURN AND ACCRETION OF REDEEMABLE
 MEMBERS' CAPITAL                                                     $       -      $    (805)     $       -     $   (1,595)
                                                                       ----------     ----------     ----------    -----------
                                                                       ----------     ----------     ----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM
 APPLICABLE TO COMMON EQUITY                                          $       -      $   (1,463)     $       -     $   (2,241)
                                                                       ----------     ----------     ----------    -----------
                                                                       ----------     ----------     ----------    -----------
NET INCOME (LOSS) APPLICABLE TO COMMON EQUITY                         $       -      $   (3,103)     $       -     $   (3,881)
                                                                       ----------     ----------     ----------    -----------
                                                                       ----------     ----------     ----------    -----------

INCOME (LOSS) PER SHARE:
  Income (loss) before extraordinary item                             $   (0.23)     $    (0.28)     $   (0.01)    $    (0.43)

Extraordinary loss resulting from early
 extinguishment of debt, net of deferred
 tax benefit                                                                  -           (0.32)             -          (0.32)
                                                                       ----------     ----------     ----------    -----------
                                                                       ----------     ----------     ----------    -----------

  Net income (loss)                                                   $   (0.23)     $    (0.60)     $   (0.01)     $    (0.75)
                                                                       ----------     ----------     ----------    -----------
                                                                       ----------     ----------     ----------    -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                                      10,459           5,200         10,468           5,200
                                                                       ----------     ----------     ----------    -----------
                                                                       ----------     ----------     ----------    -----------



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