Form 10-Q
period 1997-09-30
COSTILLA ENERGY INC
filed 1997-11-12
CIK 1018980

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

               [x]  Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       or

               [ ]  Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                    For the transition period from         to
                                                   -------    -------

                           COMMISSION FILE NO. 0-21411

                              ---------------------

                              COSTILLA ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                              ---------------------

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

                              ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES    X     NO
                                  -----       -----

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
     AS OF OCTOBER 31, 1997 . . . . . . . . . . . . . . . . . . . 10,268,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              COSTILLA ENERGY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----

                         PART I -  FINANCIAL INFORMATION


ITEM 1.    Financial Statements

           Consolidated Balance Sheets as of September 30, 1997
             (unaudited) and December 31, 1996 . . . . . . . . . . . .        3

           Consolidated Statements of Operations for the three and
             nine months ended September 30, 1997 and
             1996 (unaudited). . . . . . . . . . . . . . . . . . . . .        4

           Consolidated Statements of Cash Flows for the three and
             nine months ended September 30, 1997 and
             1996 (unaudited). . . . . . . . . . . . . . . . . . . . .        5

           Notes to Consolidated Financial Statements (unaudited). . .        6

ITEM 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .        9


                           PART II - OTHER INFORMATION


ITEM 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .       15

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              COSTILLA ENERGY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                1997           1996
                                                            -------------  ------------
                                                             (UNAUDITED)
                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $  6,580       $ 12,618
  Accounts receivable:
    Trade, net                                                   6,597          6,675
    Affiliates                                                       -            332
    Oil and gas sales                                           10,758          9,031
  Prepaid and other current assets                                 508          1,753
                                                              --------       --------
      Total current assets                                      24,443         30,409
                                                              --------       --------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Oil and gas properties, using the successful efforts
  method of accounting:
    Proved properties                                          204,125        140,477
    Unproved properties                                         33,021          4,482
  Accumulated depletion, depreciation and amortization         (35,287)       (20,435)
                                                              --------       --------
                                                               201,859        124,524
  Other property and equipment, net                              3,386          2,420
                                                              --------       --------
      Total property, plant and equipment                      205,245        126,944
                                                              --------       --------

OTHER ASSETS:
  Deferred charges                                               4,318          4,503
  Note receivable - other                                          250            250
  Other                                                          3,258            684
                                                              --------       --------
      Total other assets                                         7,826          5,437
                                                              --------       --------
                                                              $237,514       $162,790
                                                              --------       --------
                                                              --------       --------

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                        $  5,198       $     98
  Trade accounts payable                                        20,945         12,718
  Undistributed revenue                                          4,431          3,517
  Other current liabilities                                      6,502          3,756
                                                              --------       --------
      Total current liabilities                                 37,076         20,089
                                                              --------       --------
LONG-TERM DEBT, LESS CURRENT MATURITIES                        162,506        100,262
                                                              --------       --------
OTHER NONCURRENT LIABILITIES                                         -          1,870
                                                              --------       --------

STOCKHOLDERS' EQUITY :
  Preferred stock, $.10 par value (3,000,000 shares
    authorized; no shares outstanding)                               -              -
  Common stock, $.10 par value (20,000,000 shares authorized;
    10,268,000 shares outstanding at September 30, 1997 and
    10,475,000 shares outstanding at December 31, 1996)          1,027          1,047
  Additional paid-in capital                                    38,665         41,081
  Retained earnings (deficit)                                   (1,760)        (1,559)
                                                              --------       --------
      Total stockholders' equity                                37,932         40,569
                                                              --------       --------
COMMITMENTS AND CONTINGENCIES                                        -              -
                                                              --------       --------
                                                              $237,514       $162,790
                                                              --------       --------
                                                              --------       --------


See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                     -----------------------       -----------------------
                                                       1997           1996           1997           1996
                                                     --------       --------       --------       --------
REVENUES:
  Oil and gas sales                                  $19,339        $15,343        $54,231        $34,787
  Other                                                  (38)            89            882            169
                                                     -------        -------        -------        -------
                                                      19,301         15,432         55,113         34,956
                                                     -------        -------        -------        -------
EXPENSES:

  Oil and gas production                               6,875          6,451         21,038         14,729
  General and administrative                           2,172          1,132          5,543          3,941
  Exploration and abandonments                           634            698          3,748          1,006
  Depreciation, depletion and amortization             6,038          3,454         15,758          8,073
  Interest                                             3,340          4,274          8,856          8,430
                                                     -------        -------        -------        -------
                                                      19,059         16,009         54,943         36,179
                                                     -------        -------        -------        -------

    Income (loss) before federal income taxes            242           (577)           170         (1,223)

PROVISION FOR FEDERAL INCOME TAXES
  Current                                                  -             17             62             17
  Deferred                                                90              -             90              -
                                                     -------        -------        -------        -------
    Income (loss) before extraordinary item              152           (594)            18         (1,240)

    Extraordinary loss resulting from early
      extinguishment of debt, net of deferred
      tax benefit of $129                               (219)             -           (219)        (1,640)
                                                     -------        -------        -------        -------

NET LOSS                                             $   (67)       $  (594)       $  (201)       $(2,880)
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------

PREFERRED RETURN AND ACCRETION OF
  REDEEMABLE MEMBERS' CAPITAL                        $     -        $  (825)       $     -        $(2,420)
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM
  APPLICABLE TO COMMON EQUITY                        $   152        $(1,419)       $    18        $(3,660)
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------

NET LOSS APPLICABLE TO COMMON EQUITY                 $   (67)       $(1,419)       $  (201)       $(5,300)
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------

INCOME (LOSS) PER SHARE:
  Income (loss) before extraordinary item            $  0.01        $ (0.27)       $  0.00        $ (0.70)

  Extraordinary loss resulting from
  early extinguishment of debt, net of
  deferred tax benefit of $129                         (0.02)             -          (0.02)         (0.32)
                                                     -------        -------        -------        -------

  NET LOSS                                           $ (0.01)       $ (0.27)       $ (0.02)       $ (1.02)
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------

WEIGHTED AVERAGE SHARES OUTSTANDING                   10,340          5,200         10,425          5,200
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------


See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                                    ----------------------       -----------------------
                                                                      1997          1996           1997           1996
                                                                    --------      --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  NET LOSS                                                           $  (67)        $ (594)      $   (201)      $ (2,880)

  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:

    Depreciation, depletion and amortization                          6,038          3,454         15,758          8,073
    Exploration and abandonments                                         78              -            136              -
    Amortization of deferred charges                                    604            824          1,214            993
    Deferred income tax expense                                         (39)             -            (39)             -
    Allowance for doubtful accounts                                       -              -            208              -
    Other noncash                                                         -              -              -             79
    Gain (loss) on sale of oil and gas properties                         -            (33)            30            (73)
    Extraordinary loss resulting from early extinguishment of debt      348              -            348          1,640
    Gain on investment transactions                                     447              -           (534)             -
                                                                   --------        -------       --------       --------
                                                                      7,409          3,651         16,920          7,832

    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                     (3,181)        (5,444)        (1,317)        (6,653)
      (Increase) decrease in other assets                            (3,240)           901         (3,669)        (1,289)
      Increase (decrease) in accounts payable                         5,707          5,302          9,142          4,422
      Increase (decrease) in other liabilities                        2,555            810          2,747          1,482
      Decrease in deferred revenue                                        -           (536)             -         (1,232)
                                                                   --------        -------       --------       --------
        Net cash provided by operating activities                     9,250          4,684         23,823          4,562
                                                                   --------        -------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to oil and gas properties                               (61,854)        (5,299)       (97,732)       (53,026)
  Proceeds from sale of oil and gas properties                        2,460              -          5,169              -
  Additions to other property and equipment                            (378)          (172)        (1,663)        (2,168)
                                                                   --------        -------       --------       --------
        Net cash used in investing activities                       (59,772)        (5,471)       (94,226)       (55,194)
                                                                   --------        -------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings under long-term debt                                    72,704          2,817         87,304        128,207
  Payments of long-term debt                                        (19,923)             -        (19,960)       (74,519)
  Proceeds from issuance of common stock, net                             -              -             14              -
  Purchase of common stock                                           (1,203)             -         (2,451)             -
  Deferred loan and financing costs                                    (481)        (1,245)          (542)        (3,973)
                                                                   --------        -------       --------       --------

        Net cash provided by financing activities                    51,097          1,572         64,365         49,715
                                                                   --------        -------       --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    575            785         (6,038)          (917)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        6,005          1,164         12,618          2,866
                                                                   --------        -------       --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  6,580       $  1,949       $  6,580       $  1,949
                                                                   --------        -------       --------       --------
                                                                   --------        -------       --------       --------


See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The interim financial information as of September 30, 1997, and for the nine months ended September 30, 1997 and 1996, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996.

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

    The Company is an oil and gas exploration and production concern with properties located principally in West Texas and Southeast New Mexico, South and East Texas, and the Rocky Mountain regions of the United States.


2.  EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, Earnings per Share. FAS No. 128 establishes standards for computing and presenting earnings per share and is effective for periods ending after December 15, 1997. The impact of the adoption of FAS No. 128 on the Company's earnings per share is expected to be immaterial.


3.  DERIVATIVE FINANCIAL INSTRUMENTS

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

    COMMODITY HEDGES. The Company utilizes option contracts to hedge the effect of price changes on future oil and gas production. If market prices of oil and gas exceed the strike price of put options, the options will expire unexercised, therefore reducing the effective price received for oil and gas sales by the cost of the related put option.

    The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at September 30, 1997:

                                             Oil           Gas
                                           Volume        Volume                Strike Price
                                           (Bbls)        (Mmbtu)               per Bbl/Mmbtu
                                         ----------    ----------          --------------------
     Oil:
          1997. . . . . . . . . . . .    1,028,000              -           $17.65 - $22.02(a)
          1998. . . . . . . . . . . .    1,579,500              -           $18.50 - $22.55(a)
     Gas:
          1997. . . . . . . . . . . .            -        755,000                $1.87(b)
          1998. . . . . . . . . . . .            -      1,520,000                $2.00(b)

--------------------

     (a) Represents the weighted-average price of a purchased put option contract and of a collar established with the purchase of a put option contract and the sale of a call option contract.
     (b)  Represents the strike price on purchased put option contracts.


    INTEREST RATE SWAP AGREEMENTS.   Prior to the Offerings, the Company
utilized two interest rate swap agreements to reduce the potential impact of increases in interest rates on floating-rate long-term debt. Concurrent with the issuance of the $100 million of 10.25% fixed-rate senior notes in early October 1996, the two interest rate swap agreements ceased to be hedges. These interest rate swap agreements were marked-to-market and the related liability recorded. The liability for the two interest rate swap agreements was $1,712,000 at December 31, 1996. A $60 million interest rate swap agreement expired in May, 1997. As a result of the Company's borrowings against its line of credit, which bears interest on a floating rate basis, the remaining interest rate swap agreement again qualifies as a hedge during the third quarter of 1997. At each borrowing date, the interest rate swap agreement was marked-to-market and the hedge portion is being amortized over the remaining life of the agreement. As a result of expiration and marking the agreements to market during the three and nine month periods ended September 30, 1997, the Company recorded a net investment loss of approximately $69,000 for the three month period then ended and net investment income of $534,000 for the nine month period then ended. The following table sets forth the term, fixed rate and notional amounts of the interest rate swap agreement in place as of September 30, 1997:

                                           NOTIONAL
                                           PRINCIPAL                FIXED
                  TERM                      AMOUNT              INTEREST RATE
     ------------------------------       -----------           -------------
     Jan. 25, 1996 to Jan. 25, 1999       $24 million               7.50%

4.  ACQUISITIONS

     On August 28, 1997, the Company consummated the purchase from Ballard Petroleum LLC ("Ballard") of certain oil and gas properties for an estimated adjusted purchase price of approximately $41.2 million (the "Ballard Acquisition"). The properties are located primarily in the Rocky Mountain region of the United States. The transaction was accounted for using the purchase method. The results of operations of the acquired properties are included in the Consolidated Statements of Operations as of the acquisition closing date, August 28, 1997. In addition, the Company and Ballard have entered into an Acquisition and Exploration Agreement that establishes an area of mutual interest in the Rocky Mountain Region in which the parties will jointly own, acquire, explore and develop properties.

     On June 14, 1996, the Company consummated the purchase from Parker and Parsley Petroleum Company of certain oil and gas properties for an estimated adjusted purchase price of approximately $38.7 million (the "1996 Acquisition"). The properties are located primarily in south and west Texas. The transaction was accounted for using the purchase method. The results of operations of the acquired properties are included in the Consolidated Statements of Operations beginning on the acquisition closing date, June 14, 1996.

     PRO FORMA RESULTS OF OPERATIONS

     The following table reflects the pro forma results of operations for the nine months ended September 30, 1997 and 1996, as though the 1996
Acquisition, the Offerings and the Ballard Acquisition had each occurred as of January 1, 1996. The pro forma amounts are not necessarily indicative of results that may be reported in the future.

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
                                                         1997            1996
                                                       --------         ------
                                                            (IN THOUSANDS)
     Revenues                                          $60,801          $52,665
     Net loss before extraordinary items                (1,125)          (1,104)
     Net loss per share before extraordinary items     $ (0.11)         $ (0.11)

5.  GAS IMBALANCES

    The Company uses the entitlements method of accounting for natural gas revenues. Under this method, revenues are recognized based upon actual production of natural gas. As of September 30, 1997, the Company had recorded a net gas imbalance receivable for gas previously produced of approximately $2,743,000, comprised of approximately 1,647,000 mcf at a net price of $1.67 per mcf.


6.  LONG TERM DEBT

     In August 1997, the Company entered into a credit agreement (the "Revolving Credit Facility") with Bankers Trust Company, as agent, to refinance its existing bank indebtedness and to finance a portion of the Ballard Acquisition purchase price. The Revolving Credit Facility provides for a maximum availability of $75.0 million, with an initial borrowing base of $50.0 million, $37.5 million of which was borrowed at September 30, 1997. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at a floating rate which is at or above the Lender's prime rate or above the applicable Eurodollar rate, depending on the percentage of committed funds which have been borrowed. Interest is payable quarterly as to base rate loans, and at the end of the applicable interest period as to Eurodollar loans. The borrowing base of the Revolving Credit Facility is automatically reduced by 5% each quarter beginning in August 1999, and payments of principal are required in each quarter in which the outstanding principal balance is greater than the reduced borrowing base. The remaining balance is payable on August 28, 2002, the maturity date of the Revolving Credit Facility. Under the Revolving Credit Facility, the Company is obligated to pay certain fees to the lender, including a commitment fee based on the unused portion of the commitment. The Revolving Credit Facility contains customary restrictive covenants (including restrictions on the payment of dividends and the incurrence of additional indebtedness) and requires the Company to maintain (i) a current ratio of not less than 1.0 to 1.0, including amounts available under the Revolving Credit Facility and excluding current maturities under the Revolving Credit Facility and the Acquisition Credit Facility, (ii) a ratio of EBITDA to interest expense of not less than 2.50 to 1 and (iii) a minimum tangible net worth. Borrowings under the Revolving Credit Facility are secured by substantially all of the assets of the Company.

    In August 1997, the Company also entered into a second credit agreement (the "Acquisition Credit Facility") with Bankers Trust company, as agent, to provide funds for a substantial portion of the Ballard Acquisition purchase price. The Acquisition Credit Facility is a term loan in the amount of $30.0 million and is subject to a borrowing base to be determined at least semi-annually. Borrowings under the Acquisition Credit Facility bear interest, at the Company's option, at a floating rate which is above the Lender's prime rate or the applicable Eurodollar rate. Interest is payable quarterly as to base rate loans, and at the end of the applicable interest period as to Eurodollar loans. Principal payments commence in February 1998, and are $1.7 million quarterly for the first year and $1.4 million each quarter thereafter for two years, with all remaining amounts due at maturity, February 28, 2001. Borrowings under the Acquisition Credit Facility are secured by the assets acquired in the Ballard Acquisition.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Costilla is an independent energy company engaged in the exploration, acquisition and development of oil and gas properties. The Company's predecessor began operating in 1988 and through mid-1995 had grown primarily through a series of small acquisitions of oil and gas properties and the exploitation of those properties. In June 1995, Costilla consummated the acquisition of certain oil and gas properties for a purchase price of approximately $46.6 million (the "1995 Acquisition"), in June 1996, Costilla consummated the acquisition of certain oil and gas properties for a purchase price of approximately $38.7 million (the "1996 Acquisition") and in August 1997, Costilla consummated the purchase of certain oil and gas properties for a purchase price of approximately $41.2 million (the "Ballard Acquisition").

    Costilla's strategy is to utilize its technical staff and technological advances to increase its oil and gas reserves, production and cash flow from operations through an active exploration program with the acquisition and development of proved reserves. In addition, Costilla continues to evaluate the acquisition of undeveloped acreage for its exploration efforts. Costilla has in-house exploration expertise using 3-D seismic technology to identify new drilling opportunities as well as for the exploitation of acquired properties.

    To date, the Company has achieved its high rate of growth primarily through acquisitions which impacted its reported financial results in a number of ways. Properties sold by others frequently have not received focused attention prior to sale. After acquisition, certain of these properties are in need of maintenance, workovers, recompletions and other remedial activity not constituting capital expenditures, which substantially increase lease operating expenses. The increased production and revenue resulting from these expenditures is predominately realized in periods subsequent to the period of expense. In addition, the rapid growth of the Company has required it to develop operating, accounting and administrative personnel compatible with its increased size. The Company believes it has now achieved a sufficient size to expand its reserve base without a corresponding increase in its general and administrative expense. The Company also believes it now has a sufficient inventory of prospects and the professional staff necessary to follow a more balanced program of exploration and development activities to complement its acquisition efforts.

     Costilla has shown a significant increase in its oil and gas reserves and production, especially due to its acquisitions from 1995 through 1997. The following table sets forth certain operating data of Costilla for the periods presented:

                                                  Three Months Ended             Six Months Ended
                                                     September 30,                 September 30,
                                                -----------------------       ----------------------
                                                  1997           1996           1997          1996
                                                --------       --------       --------      --------
OIL AND GAS PRODUCTION:
     Oil (Mbbls)                                    565            502          1,601         1,211
     Gas (Mmcf)                                   4,824          2,698         11,545         6,202
     MBOE (1)                                     1,369            951          3,525         2,245

AVERAGE SALES PRICES:
     Oil (per Bbbl)                             $ 16.91        $ 20.02        $ 18.08       $ 18.92
     Gas (per Mcf)                                 2.03           1.96           2.19          1.92

COSTS PER BOE (1):
     Production cost                            $  5.02        $  6.78        $  5.97       $  6.56
     Depreciation, depletion and amortization      4.40           3.63           4.47          3.60
     General and administrative expenses           1.59           1.19           1.57          1.76

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

    The Company utilizes option contracts to hedge the effect of price changes on a portion of its future oil and gas production. Premiums paid and amounts receivable under the option contracts are amortized and accrued to oil and gas sales, respectively. If market prices of oil and gas exceed the strike price of put options, the options will expire unexercised, therefore, reducing the effective price received for oil and gas sales by the cost of the related option. Conversely, if market prices of oil and gas decline below the strike price of put options, the options will be exercised, therefore, increasing the effective price received for oil and gas sale by the proceeds received from the related option. The net effect of the Company's commodity hedging activities reduced oil and gas revenues by $338,950 for the three months ended September 30, 1997, by $563,074 for the three months ended September 30, 1996, by $1,085,280 for the nine months ended September 30, 1997 and by $1,254,829 for the nine months ended September 30, 1996. As of October 31, 1997, the Company had purchased put options on 6,500 barrels of oil per day which establish a floor price of $18.50 per barrel and sold call options on 6,500 barrels of oil per day at $22.55 per barrel. These option contracts continue through August 1998. Additionally, the Company had purchased put options on 5,000 Mmbtu of gas per day which provide for a floor of $2.00 per Mmbtu through October 1998.

    The Company utilizes interest rate swap agreements to reduce the potential impact of increases in interest rates on floating-rate, long term debt. If market rates of interest experienced during the applicable swap term are below the rate of interest effectively fixed by the swap agreement, the rate of interest incurred by the Company will exceed the rate that would have been experienced under the Credit Agreement. The net effect of the Company's interest rate hedging activities increased interest expense by $359,000 for the nine months and $328,000 for the three months ended September 30, 1996. Concurrent with the payment of all of the Company's floating rate debt from proceeds of the Offerings in the fourth quarter of 1996, the interest rate swap agreements ceased to qualify as hedges. These interest rate swap agreements were marked-to-market and the related liability recorded. A $60 million interest rate swap expired in May, 1997. As a result of the Company's borrowings against its line of credit, which bears interest on a floating rate basis, the remaining interest rate swap agreement again qualifies as a hedge during the third quarter of 1997. At each borrowing date, the interest rate swap agreement was marked-to-market and the hedge portion is being amortized over the remaining life of the agreement. As a result of expiration and marking the agreements to market during the three and month periods ended September 30, 1997, the Company recorded a net investment loss of approximately $69,000 for the three month period then ended and net investment income of $534,000 for the nine month period then ended.

    The Company's predecessors were classified as partnerships for federal income tax purposes. Therefore, no income taxes were paid or provided for by the Company prior to the Offerings. Future tax amounts, if any, will be dependent upon several factors, including but not limited to the Company's results of operations.


RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

    The Company's total oil and gas revenues for the three months ended September 30, 1997 were $19,339,000, representing an increase of $3,996,000 (26%) over revenues of $15,343,000 in 1996. Gas imbalances accounted for approximately $2,743,000 (69%) of the increase, with an average price of $1.67 per mcf. Approximately 50% of the gas imbalance relates to production in prior periods against which a valuation allowance had been recorded due to uncertainty of ultimate collection. During the quarter ended September 30, 1997, uncertainties related to these imbalances were substantially reduced and the related valuation allowance reversed. Management does not expect similar effects from gas imbalances in future periods. In addition, the Ballard Acquisition accounted for approximately $935,000 of the increase. The remainder of the increase was due to a combination of successful drilling activities and the enhancement of existing production offset by lower oil prices. The average oil price per barrel received in 1997 was $16.91 compared to $20.02 in 1996, a 16% decrease, and the average gas price received in 1997 was $2.03 compared to $1.96 in 1996, a 3% increase.

    Oil and gas reported production was 1,369 MBOE in 1997 compared to 951 MBOE in 1996, a 44% increase. Of the 418 MBOE increase, gas imbalances accounted for approximately 274 MBOE of the increase, offset partially by 122 MBOE attributable to a change in prior production estimates. The Ballard Acquisition properties accounted for approximately 66 MBOE of the increase. The remainder of the increase was due to a combination of successful drilling activities and the enhancement of existing production.

    Other loss was $38,000 for the three month period ended September 30, 1997 compared to income of $89,000 for the comparable 1996 third quarter period, representing a 143% decrease. Interest and other revenues were $101,000 for the three months ended September 30, 1997 compared to $48,000 in 1996, representing an increase of $53,000, virtually all of which was related to increased interest income due to increased funds earning interest. Losses on investment transactions of $139,000 were recorded for the three months ended September 30, 1997 as a result of marking to market certain option contracts. No comparable transactions existed in 1996.

    Oil and gas production costs for the three month period ended September 30, 1997 were $6,875,000 ($5.02 per BOE), compared to $6,451,000 in 1996 ($6.78 per
BOE), representing an increase of $423,000 (7%), due principally to the Ballard Acquisition. On a per BOE basis, production costs decreased $1.76 (26%) due to a combination of the sale of certain high operating cost properties in April, 1997, the gas imbalance volumes and lower production costs on newly completed wells. Of the $1.76 per BOE decrease in production costs, the net reduction due to the gas imbalance volumes and the change in previous production estimates was approximately $0.63 per BOE.

    General and administrative expenses for the three months ended September 30, 1997 were $2,172,000, representing an increase of $1,101,000 (103%) from 1996 of
$1,132,000. The increase is primarily due to an increase in personnel and related costs necessary to accommodate the acceleration of the Company's oil and gas activities, the Ballard Acquisition, increased insurance costs and costs related to becoming a public company in October, 1996.

    Exploration and abandonment expense decreased to $634,000 for the three months ended September 30, 1997 compared to $698,000 in 1996. The Company incurred $90,000 of seismic costs for the three months ended September 30, 1997, compared to $601,000 in the comparable period in 1996. Dry hole and abandonment costs increased to $343,000 in 1997 from $97,000 in 1996. The Company incurred $201,000 of other geological and geophysical costs during the three month period ended September 30, 1997. No comparable costs were incurred during the same period in 1996. The increase in exploration and abandonments expense was primarily related to the Company's increased drilling activities in 1997 compared to a very low level of activity in 1996.

    Depreciation, depletion and amortization expense for the three month period ended September 30, 1997 was $6,038,000 compared to $3,454,000 for 1996, representing an increase of $2,584,000 (75%). During the 1997 period, depreciation, depletion and amortization ("D D & A") on oil and gas production was provided at an average rate of $4.41 per BOE compared to $3.63 per BOE for 1996. Approximately $1,232,000 of the increase was due to to the recording of gas imbalances. The remainder of the increase was due primarily to the Company's decision to increase the D D & A rate based upon the expectation of lower oil and gas prices during 1997 than those experienced at December 31, 1996.

    Interest expense was $3,340,000 for the three months ended September 30, 1997, compared to $4,274,000 for the comparable period in 1996. The $939,000 (22%) decrease was attributable primarily to higher interest rates experienced during the comparable period in 1996 and the amortization of certain financing costs. The average amounts of applicable interest-bearing debt in 1997 and 1996 were $134,352,000 and $124,651,000, respectively. The effective annualized interest rate in 1997 was 9.9%, as compared to 13.7% in 1996.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

    The Company's total oil and gas revenues for the nine months ended September 30, 1997 were $54,231,000, representing an increase of $19,444,000 (56%) over revenues of $34,787,000 in 1996. This increase was primarily due to the 1996 Acquisition, which accounted for approximately $10,456,000 of increased revenue. Gas imbalances accounted for approximately $2,743,000 (14%) of the increase, with an average price of $1.67 per mcf. Approximately 50% of the gas imbalance relates to production in prior periods against which a valuation allowance had been recorded due to uncertainty of ultimate collection. During the quarter ended September 30, 1997, uncertainties related to these imbalances were substantially reduced and the related valuation allowance reversed. Management does not expect similar effects from gas imbalances in future periods. The Ballard Acquisition accounted for approximately $935,000 of the increase with the remainder of the increase due to a combination of increased gas prices, successful drilling activities and the enhancement of existing production, offset by the sale of certain properties in April, 1997 and December 31, 1996 and lower oil prices. The average oil price per barrel received in 1997 was $18.08 compared to $18.92 in 1996, a 4% decrease, and the average gas price received in 1997 was $2.19 compared to $1.92 in 1996, a 14% increase.

    Oil and gas production was 3,525 MBOE in 1997 compared to 2,245 MBOE in 1996, a 57% increase. Of the 1,280 MBOE increase, approximately 612 MBOE was due to the properties acquired in the 1996 Acquisition. Gas imbalances accounted for approximately 274 MBOE of the increase, offset partially by 122 MBOE attributable to a change in prior production estimates. The Ballard Acquisition properties accounted for approximately 66 MBOE of the increase. The remainder of the increase was due to a combination of successful drilling activities and the enhancement of existing production. The sale of certain properties in April, 1997 and December, 1996 partially offset the increased production volumes.

    Other income was $882,000 for the nine month period ended September 30, 1997 compared to $169,000 for the comparable 1996 nine month period, representing a 421% increase. Interest and other revenues were $462,000 for the nine months ended September 30, 1997 compared to $96,000 in 1996, representing an increase of $366,000, virtually all of which was related to increased interest income due to increased funds earning interest. Gains on investment transactions of $534,000 were recorded for the nine months ended September 30, 1997 related to the interest rate swap contract which was marked-to-market. No comparable transactions existed in 1996. Losses of $70,000 related to the oil collar which was marked-to-market. No comparable transactions existed in 1996.

    Oil and gas production costs for the nine month period ended September 30, 1997 were $21,038,000 ($5.97 per BOE), compared to $14,729,000 in 1996 ($6.56 per BOE), representing an increase of $6,308,000 (43%), with approximately $4,479,000 of the increase relating to the 1996 Acquisition. The remainder of the increase was due primarily to successful drilling activities and, to a lesser extent, the Ballard Acquisition, offset by the sale of certain high operating cost properties in April 1997. On a per BOE basis, production costs decreased $0.59 (9%) due to a combination of the sale of certain high operating cost properties in April 1997, the gas imbalance volumes and lower production costs on newly completed wells. Of the $0.59 per BOE decrease in production costs, the net reduction due to the gas imbalance volumes and the change in previous production estimates is approximately $0.27 per BOE.

    General and administrative expenses for the nine months ended September 30, 1997 were $5,543,000, representing an increase of $1,602,000 (41%) from 1996 of $3,941,000. Included in the 1997 amount is a non-cash item for $208,000 related to a provision for doubtful accounts on a note receivable. The remaining increase is primarily due to an increase in personnel and related costs necessary to accommodate the acceleration of the Company's oil and gas activities, the Ballard Acquisition, increased insurance costs and costs related to becoming a public company in October, 1996.

    Exploration and abandonment expense increased to $3,748,000 for the nine months ended September 30, 1997 compared to $1,006,000 in 1996. The Company incurred $983,000 of seismic costs for the nine months ended September 30, 1997, compared to $605,000 in the comparable period in 1996. Dry hole and abandonment costs increased to $2,200,000 in 1997 from $401,000 in 1996. The Company incurred $566,000 of other geological and geophysical costs during the nine month period ended September 30, 1997. No comparable costs were incurred during the same period in 1996. The increase in exploration and abandonments expense was primarily related to the Company's increased drilling activities in 1997 compared to a very low level of activity in 1996.

    D D & A expense for the nine month period ended September 30, 1997 was $15,758,000 compared to $8,073,000 for 1996, representing an increase of $7,685,000 (95%). During the 1997 period, D D & A on oil and gas production was provided at an average rate of $4.47 per BOE compared to $3.60 per BOE for 1996. Approximately $2,735,000 of this increase was due to the 1996 Acquisition and an additional $1,232,000 of the increase was due to to the recording of gas imbalances. The remainder of the increase was due primarily to the Company's decision to increase the D D & A rate based upon the expectation of lower oil and gas prices during 1997 than those experienced at December 31, 1996.

    Interest expense was $8,856,000 for the nine months ended September 30, 1997, compared to $8,430,000 for the comparable period in 1996. The $426,000 (5%) increase was attributable primarily to increased levels of debt offset in part by a decrease in the effective interest rate. The average amounts of applicable interest-bearing debt in 1997 and 1996 were $113,077,000 and $93,429,000, respectively. The effective annualized interest rate in 1997 was 10.4%, as compared to 11.5% in 1996.

    Results of operations for the nine months ended September 30, 1997 include an extraordinary charge of $348,000 compared to $1,640,000 for the comparable period in 1996. These extraordinary charges related to the early extinguishment of the Company's prior bank credit facilities and consisted of previously capitalized debt issuance costs. In August, 1997, the Company entered into the Revolving Credit Facility and the Acquisition Credit Facility with Bankers Trust Company. The facilities replaced a credit facility with NationsBank entered into in 1996. In 1996, a credit facility with NationsBank originating in 1995 was replaced with a bridge loan facility outstanding at September 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES

    For the nine months ended September 30, 1997, net cash provided by operating activities increased to $23.8 million from $4.6 million for 1996. Cash provided by operations, before changes in operating assets and liabilities, increased to $16.9 million from $7.8 million for 1996, due primarily to the 1996 Acquisition and the increase in results of operations therefrom, and also due to increases in production from new drilling activities.

NET CASH USED IN INVESTING ACTIVITIES

    Net cash used in investing activities for the nine months ended
September 30, 1997 was $94.2 million. Approximately $41.2 million was used for the Ballard Acquisition, $56.5 million was used for exploration and development activities and $1.7 million for other property and equipment. Proceeds from the sale of various oil and gas assets resulted in net cash provided from investing activities of approximately $5.2 million. For the nine months ended September 30, 1996, net cash used in investing activities was $55.2 million. Approximately $38.7 million was used for the 1996 Acquisition, $14.3 million was used for exploration and development activities and $2.2 million primarily for other property and equipment.

NET CASH PROVIDED BY FINANCING ACTIVITIES

    For the nine months ended September 30, 1997, the Company incurred $87.3 million of debt, of which approximately $20.0 million was used to repay certain prior bank debt, $41.2 million was used for the Ballard acquisition and the remainder was used in connection with its exploration and development activities. In addition, the Company used approximately $2.5 million for the purchase of 213,000 shares of its common stock. For the nine months ended September 30, 1996, the Company incurred approximately $125.0 million of debt. Approximately $74.5 million of such amount was used for the extension and refinancing of prior debt, $38.7 million was used for the 1996 Acquisition and approximately $11.8 million was used for general corporate purposes.

CAPITAL RESOURCES

    Funding for the Company's business activities has historically been provided by bank financings, cash flow from operations, private equity sales, property divestitures and joint ventures with industry participants. The Company plans to finance its continuing operations and execute its business strategy with cash flow from operations, borrowings under the Revolving Credit Facility, new borrowings for acquisitions, the possible sale of additional equity and proceeds from the divestiture of non-core, non-strategic assets.

    On August 28, 1997, the Company closed the Ballard Acquisition for approximately $41.2 million. While the Company regularly engages in discussions relating to potential acquisitions, the Company has no present agreement, commitment or understanding with respect to any such acquisition, other than the acquisition of undeveloped acreage and various mineral interests in its normal course of business. Any future acquisition may require additional financing and will be dependent upon financing arrangements available at the time.

    In August 1997, the Company entered into a credit agreement (the "Revolving Credit Facility") with Bankers Trust Company, as agent, to refinance its existing bank indebtedness and to finance a portion of the Ballard Acquisition purchase price. The Revolving Credit Facility provides for a maximum availability of $75.0 million, with an initial borrowing base of $50.0 million, $37.5 million of which was borrowed at September 30, 1997. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at a floating rate which is at or above the Lender's prime rate or above the applicable Eurodollar rate, depending on the percentage of committed funds which have been borrowed. Interest is payable quarterly as to base rate loans, and at the end of the applicable interest period as to Eurodollar loans. The borrowing base of the Revolving Credit Facility is automatically reduced by 5% each quarter beginning in August 1999, and payments of principal are required in each quarter in which the outstanding principal balance is greater than the reduced borrowing base. The remaining balance is payable on August 28, 2002, the maturity date of the Revolving Credit Facility. Under the Revolving Credit Facility, the Company is obligated to pay certain fees to the lender, including a commitment fee based on the unused portion of the commitment. The Revolving Credit Facility contains customary restrictive covenants (including restrictions on the payment of dividends and the incurrence of additional indebtedness) and requires the Company to maintain (i) a current ratio of not less than 1.0 to 1.0, including amounts available under the Revolving Credit Facility and excluding current maturities under the Revolving Credit Facility and the Acquisition Credit Facility, (ii) a ratio of EBITDA to interest expense of not less than 2.50 to 1 and (iii) a minimum tangible net worth. Borrowings under the Revolving Credit Facility are secured by substantially all of the assets of the Company.

    In August 1997, the Company also entered into a second credit agreement (the "Acquisition Credit Facility") with Bankers Trust company, as agent, to provide funds for a substantial portion of the Ballard Acquisition purchase price. The Acquisition Credit Facility is a term loan in the amount of $30.0 million and is subject to a borrowing base to be determined at least semi-annually. Borrowings under the Acquisition Credit Facility bear interest, at the Company's option, at a floating rate which is above the Lender's prime rate or the applicable Eurodollar rate. Interest is payable quarterly as to base rate loans, and at the end of the applicable interest period as to Eurodollar loans. Principal payments commence in February 1998, and are $1.7 million quarterly for the first year and $1.4 million each quarter thereafter for two years, with all remianing amounts due at maturity, February 28, 2001. Borrowings under the Acquisition Credit Facility are secured by the assets acquired in the Ballard Acquisition.

    The Company believes that cash flow from operations, supplemented by borrowings from the Revolving Credit Facility, will be sufficient for its budgeted 1997 capital expenditures. However, because the Company's ultimate 1997 capital expenditures, future cash flows and the availability of financing are subject to a number of variables, there can be no assurance that the Company's capital resources will be sufficient to maintain its capital expenditures. In addition, if the Company is unable to generate sufficient cash flow from operations to service its debt, it may be required to refinance all or a portion of its debt, including the Notes, or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained.

CAPITAL EXPENDITURES

    The Company requires capital primarily for the exploration, development and acquisition of oil and gas properties, the repayment of indebtedness and general working capital needs. During the nine months ended September 30, 1997, the Company expended approximately $56.5 million in oil and gas activities, excluding the Ballard Acquisition, as a result of the Company's acceleration of such expenditures during the period. The Company has currently reduced the pace of its oil and gas exploration and development activities when compared to the first nine months of 1997 and has approximately $6.2 million budgeted for the fourth quarter of 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

    EARNINGS PER SHARE - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, Earnings per Share. FAS No. 128 establishes standards for computing and presenting earnings per share and is effective for periods ending after December 15, 1997. The impact of the adoption of FAS No. 128 on the Company's earnings per share is expected to be immaterial.


    REPORTING COMPREHENSIVE INCOME - In June 1997, the FASB issued Statement of Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Specifically, SFAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Company anticipates that it will adopt the provisions of SFAS 130 in its year ended December 31, 1998 consolidated financial statements.

    Comprehensive income consists of the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Specifically, this includes net income and other comprehensive income, which is made up of certain changes in assets and liabilities that are not reported in a statement of operations but are included in the balances within a separate component of equity in a statement of financial position. Such changes include, but are not limited to, unrealized gains for marketable securities and future contracts, foreign currency translation adjustments and minimum pension liability adjustments.

    SEGMENT REPORTING - In June 1997, the FASB issued Statement of Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which establishes standards for public business enterprises for reporting information about operating segments in annual financial statements and requires that such enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

    The Company operates in the one product line of oil and gas production in limited geographic areas. This information and information about major customers historically has been disclosed in the Company's annual financial statements. The Company plans to implement SFAS 131 in its year ended December 31, 1998 financial statements.

                           PART II - OTHER INFORMATION


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

               Exhibit
               Number         Description of Exhibit
               ------         ----------------------
               *10.1          Amended and Restated Credit Agreement dated as of
                              August 28, 1997 between Bankers Trust Company, as
                              Agent and Union Bank of California, N.A., as Co-
                              Agent and the Company

               *10.2 Acquisition Credit Agreement dated as of August 28, 1997 between Bankers Trust Company, as Agent and Union Bank of California, N.A., as Co-Agent and the Company

               *10.3 Purchase and Sale Agreement dated July 2, 1997 between Ballard Petroleum LLC, as seller and the Company, as buyer

               *10.4 Acquisition and Exploration Agreement effective as of July 1, 1997 by and between Ballard Petroleum LLC and the Company

               *27.1          Financial Data Schedule



          *    Filed herewith


REPORTS ON FORM 8-K

               The Company filed a report on Form 8-K on September 12, 1997 reporting the acquisition of oil and gas properties from Ballard Petroleum LLC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COSTILLA ENERGY, INC.




Date:     November 12, 1997        By:  /s/ BOBBY W. PAGE
                                        ------------------------------
                                        Bobby W. Page
                                        Senior Vice President
                                        and Chief Financial Officer

                               INDEX TO EXHIBITS

       Exhibit
       Number         Description of Exhibit
       ------         ----------------------
       *10.1          Amended and Restated Credit Agreement dated as of
                      August 28, 1997 between Bankers Trust Company, as
                      Agent and Union Bank of California, N.A., as Co-
                      Agent and the Company

       *10.2 Acquisition Credit Agreement dated as of August 28, 1997 between Bankers Trust Company, as Agent and Union Bank of California, N.A., as Co-Agent and the Company

       *10.3 Purchase and Sale Agreement dated July 2, 1997 between Ballard Petroleum LLC, as seller and the Company, as buyer

       *10.4 Acquisition and Exploration Agreement effective as of July 1, 1997 by and between Ballard Petroleum LLC and the Company

       *27.1          Financial Data Schedule



  *    Filed herewith