Form 10-K
period 1997-12-31
COSTILLA ENERGY INC
filed 1998-03-27
CIK 1018980

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-K

              [ x ] Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       or

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the transition period from _______ to _______

                          COMMISSION FILE NO. 0-21411

                          ---------------------------

                             COSTILLA ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                          ---------------------------

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

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

     Common Stock, $0.10 Par Value                10 1/4% Senior Notes due 2006
     -----------------------------                -----------------------------
          (Title of Class)                                (Title of Class)

                          ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES   X   NO
                                  -----    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates, based upon the last sale price as quoted on the Nasdaq Stock Market's National Market of $10.38 per share on March 24, 1998 was $55,819,280.

Number of shares of Common Stock outstanding as of March 24, 1998..... 9,981,000

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K will be included in the registrant's definitive Proxy Statement, which will be filed with the Commission not later than April 30, 1998 and which is incorporated herein by reference.

================================================================================

                             COSTILLA ENERGY, INC.

                               TABLE OF CONTENTS



                                                                                                 Page
                                                                                                 ----
PART I .

Item 1.           Business.                                                                         3

Item 2.           Properties.                                                                      10

Item 3.           Legal Proceedings.                                                               16

Item 4.           Submission of Matters to a Vote of Security Holders.                             16

PART II.

Item 5.           Market for the Registrant's Common Equity and
                  Related Stockholder Matters.                                                     17

Item 6.           Selected Financial Data.                                                         18

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                                             19

Item 8.           Financial Statements and Supplementary Data.                                     27

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure.                                                            27

PART III.

Item 10.          Directors and Executive Officers of the Registrant.                              28

Item 11.          Executive Compensation.                                                          28

Item 12.          Security Ownership of Certain Beneficial Owners and Management.                  28

Item 13.          Certain Relationships and Related Transactions.                                  28

PART IV.

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.                 29

SIGNATURES                                                                                         32


                                     PART I


               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-K under "Item 1. Business," "Item
3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that Costilla Energy, Inc. ("Costilla" or the "Company") expects, projects, believes or anticipates will or may occur in the future, including such matters as oil and gas reserves, future drilling and operations, future production of oil and gas, future net cash flows, future capital expenditures and other such matters, are forward-looking statements. These statements are based on certain assumptions and analysis made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, prices of oil and gas, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company.

ITEM 1.  BUSINESS.

         Special Note: Certain statements set forth below under this caption constitute "forward-looking statements". See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

GENERAL

         Costilla is an independent energy company that is engaged in the exploration, exploitation, development, and acquisition of oil and gas properties. The Company's primary operations are in the South/East Texas region, the Rocky Mountain region and the Permian Basin area of Texas and New Mexico. In addition the Company owns an interest in an entity which has a concession for the development of mineral interests in the Republic of Moldova, in Eastern Europe.

         The Company began operating in 1988 and conducted an initial public offering of its common stock (the "IPO") in October 1996. As of January 1, 1998, the Company had total estimated net proved reserves of 15.0 Mmbbls of oil and 148.6 Bcf of gas, aggregating 39.7 MMBOE, with a PV-10 Value of approximately $196.7 million. The Company also has a substantial acreage position consisting of 953,268 gross (713,107 net) acres at December 31, 1997, 665,734 gross (607,703 net) of which are undeveloped. The Company has identified in excess of 600 drilling locations, of which 147 are included in its proved reserves at January 1, 1998.

         The Company began active efforts to acquire and develop oil and gas properties in 1993 and, from January 1, 1993 to December 31, 1997, closed eight acquisitions for an aggregate purchase price of approximately $138 million. The Company has not participated in the auction process, but rather has made acquisitions through negotiated transactions.
The three most significant acquisitions have been:

 o The acquisition of 6.0 MMBOE (as of July 1, 1997) of proved reserves, extensive undeveloped acreage and seismic data (the "Ballard Acquisition") from Ballard Petroleum LLC ("Ballard") in August 1997 for approximately $41.2 million, strengthening the Company's position in the Rocky Mountain Region.

 o The acquisition of 10.6 MMBOE of proved reserves and undeveloped acreage located in the Permian Basin and South/East Texas regions in June 1996 for approximately $38.7 million (the "1996 Acquisition").

 o The acquisition of 14.4 MMBOE of proved reserves and undeveloped acreage in the Permian Basin, South/East Texas and Rocky Mountain regions in June 1995 for approximately $46.6 million (the "1995 Acquisition").

         Costilla has in-house exploration expertise which uses 3-D seismic technology as a primary tool to identify drilling opportunities. Since the IPO, the Company has made 13 new exploratory discoveries utilizing 3-D technology, which have added proved reserves of 7.4 MMBOE at January 1, 1998. The Company experienced an approximately 60% success rate in its 1997 exploratory drilling activities, and an overall success rate of approximately 83% in its 1997 drilling activities.

         Through its acquisition, development and exploration activities, the Company has grown substantially over the last four years, as measured by reserves, production and cash flow.

 o Estimated proved reserves have increased from 6.0 MMBOE at January 1, 1994 to 39.7 MMBOE at January 1, 1998, representing a compound annual growth rate of 60%.

 o PV-10 Values have increased from $26.4 million at January 1, 1994 to $196.7 million at January 1, 1998, representing a compound annual growth rate of 65%.

 o The Company has increased its average net daily production from 827 BOE for the year ended December 31, 1993 to 12,671 BOE for the year ended December 31, 1997, representing a compound annual growth rate of 98%.

 o Adjusted EBITDA has increased from $1.8 million for the year ended December 31, 1993 to $40.0 million for the year ended December 31, 1997 (pro forma for the Ballard Acquisition) which represents a compound annual growth rate of 117%.

 o The Company's reserve growth has been achieved at an average all-in finding cost of $4.32 per BOE for the period from January 1, 1993 to January 1, 1998.

         Oil and gas terms used herein are defined under "-Definition of Certain Oil and Gas Terms".

         The Company's executive offices are located at 400 West Illinois, Suite 1000, Midland, Texas, 79701 (mailing address P.O. Box 10369, Midland, Texas 79702) and its telephone number is (915) 683-3092.


BUSINESS STRATEGY

         The Company's strategy is to increase its oil and gas reserves, production and cash flow from operations by utilizing a three-pronged approach which combines an active exploration program using 3-D seismic and other technological advances with strategic property acquisitions and focused development drilling. The Company's management and technical staff have significant oil and natural gas experience in the areas of drilling and completion, production operations, acquisitions and divestitures and reservoir engineering. Most members of the Company's technical staff, having spent substantial portions of their careers specializing in the Company's core operating regions, have in-depth knowledge of these regions. The Company seeks to reduce its operating and commodity risks by holding a geographically diverse portfolio of properties, the reserves attributable to which were approximately 62% natural gas and 38% oil at January 1, 1998. The elements of the Company's strategy may be further described as follows:

 o Exploration Efforts. The Company has a staff of experienced geophysicists and geologists who perform extensive analysis of the Company's exploration prospects to carefully focus its 3-D seismic surveys and identify potential drilling locations. This focus allows the Company to direct the size and scope of its exploration program in order to improve the likelihood of success while managing overall exploration costs. The Company's exploration efforts are concentrated currently on known producing regions, where it can utilize the technical expertise and experience of its staff to identify exploration prospects which may have been previously overlooked.

 o Strategic Property Acquisitions. The Company seeks to acquire producing properties where it has identified opportunities to increase production and reserves through both development and exploration activities. The Company has increased the value of the properties it has acquired by using its expertise and experience with current and advancing seismic, drilling and production technology to aggressively manage its operations of existing proved properties and successfully identify and develop previously unproved reserves on acquired acreage. The Company seeks to acquire reserves which fit its existing portfolio, are generally not being actively marketed and where a negotiated sale would be the method of purchase. The Company does not rely on major oil company divestitures or property auctions.

 o Development of Existing Properties. The Company is actively pursuing development of its existing properties.

 o Control of Operations. The Company prefers to operate and own the majority working interest in its properties. This gives the Company greater control over future development, drilling, completion and lifting costs and the marketing of production. At January 1, 1998, the Company operated wells constituting approximately 76% of its total PV-10 Value.

RECENT DEVELOPMENTS

         The Company has had a number of recent significant developments with respect to acquisitions, exploration successes and cost reduction efforts through asset sales.

Acquisitions

         In keeping with its strategy to acquire properties with substantial exploration potential, the Company consummated one significant acquisition in 1997 and an additional acquisition in January 1998. While both transactions have proved reserves and current production, there are significant acreage positions and exploration prospects included in each acquisition.

         Ballard Acquisition. In August 1997, the Company closed the Ballard Acquisition for approximately $41.2 million. The oil and gas properties acquired are located primarily in the Rocky Mountain region and had, as of July 1, 1997, approximately 6.0 MMBOE of proved reserves and 212,085 net undeveloped acres. The Company also acquired the rights to 150 square miles of 3-D seismic data and 42,000 miles of 2-D seismic data. The Company and Ballard have entered into an Acquisition and Exploration Agreement that establishes an area of mutual interest in the Rocky Mountain region in which the parties will jointly own, acquire, explore and develop properties.

         Manti Acquisition. In January 1998 the Company closed a transaction with Manti Resources, Inc. and acquired producing properties and associated acreage located in south Texas (the "Manti Acquisition") in close proximity to an exploration area the Company has been developing. The Manti Acquisition included approximately 1.3 MMBOE of proved reserves at January 1, 1998, approximately 30 square miles of 3-D seismic data and 16,202 gross and net undeveloped acres. The purchase price was $10.5 million.

Exploration

         S.W. Speaks Field, Lavaca County, Texas. The Company has drilled its initial exploratory well, the Migl-Mitchell #1, to a total depth of 14,950 feet. The well is located within the Company's 46 square mile 3-D seismic survey and it encountered two sand zones which totaled 190 feet of productive expanded Wilcox sandstone. The well was completed from the lower of the two sands on December 24, 1997. Testing of this well indicates an open flow potential of 116 Mmcf of gas per day. Gas sales commenced on January 20, 1998 and through March 24, 1998 this well has produced a total of 360 Mmcf of gas. As of March 15, 1998, completion operations are underway on the second well, which was drilled to a total depth of 15,847 feet. This second well has penetrated three productive Wilcox sand zones totaling 274 feet. The Company's working interest in both of the initial wells is 100%. The Company owns 11,131 gross acres in this field with a 57.7% average working interest. The Company is planning to drill four wells in this field during 1998.

         Hopewell Project, Harrison and Panola Counties, Texas. The Company has acquired 6,060 gross acres in a contiguous block on this project with a 100% working interest. The project straddles two major producing structures in the state line area of Texas and Louisiana. The Company's acreage position has existing production from various formations and is underdeveloped in comparison to offsetting leases. The Company has identified 100 drilling locations of which 25 have been classified as containing proved undeveloped reserves at January 1, 1998. The Company has drilled and completed the initial well at an average rate of 19 Bbls of oil and 1,660 Mcf of gas per day from the Cotton Valley sand, and intends to dually complete the well in the Travis Peak formation. The Company plans to drill eight wells on the Hopewell project during 1998.

         Scott and Hopper Field, Brooks County, Texas. The Company has drilled and completed the Scott and Hopper GU 1-5 well from the shallow Vicksburg formation at an initial rate of approximately 2,000 Mcf of gas per day. The well is located on the producing acreage acquired in the Manti Acquisition. The Company owns a 3-D survey of the acreage and has identified 10 additional drilling locations. The Company owns 15,882 gross acres on the field with an average working interest of 100%. The Company has plans to drill at least five wells in the Scott and Hopper field during 1998.

         Edwards/McElroy Ranch Prospect, Ector and Crane Counties, Texas. At December 31, 1997, the Company had successfully completed a total of 26 wells on the 80 square miles of 3-D seismic data. These wells have resulted in five new discoveries in four formations. Costilla Energy has identified in excess of 50 drilling locations on the Company's 11,970 gross and net acres on this prospect. The Company is planning to drill three wells in this project during 1998.


Divestitures

         The Company continuously evaluates its properties to identify opportunities to divest properties which are marginally economic, have high per-unit costs or have limited potential. From January 1, 1997 through December 31, 1997, the Company sold 6.6 MMBOE of what it considered high operating cost reserves.

         Concho Sale. In December 1997, the Company consummated the sale of oil and gas properties to Concho Resources, Inc. for $16.2 million (the "Concho Sale"). These properties had assigned proved reserves of 4.9 MMBOE at December 31, 1997, consisted of approximately 1,600 gross wells, approximately 90% of which were non-operated, included high operating cost properties and did not fit the Company's overall business strategy.

         Gulf Production Sale. In January 1998, the Company sold its interest in approximately 190 gross wells in Oklahoma, approximately 75% of which were non-operated, to Gulf Partners L.L.C. and Gulf Production Corp. for $2.5 million (the "Gulf Production Sale"). The properties had assigned proved reserves of 0.7 MMBOE at January 1, 1998 and did not fit the Company's business strategy.


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

         The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas produced by the Company, as well as the revenues received by the Company for sales of such production. Since the mid-1980s, the FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of gas. Order 636 mandates a fundamental restructuring of interstate pipeline sales and transportation services, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of the FERC's purposes in issuing the orders is to increase competition within all phases of the gas industry. Order 636 and subsequent FERC orders on rehearing have been appealed and are pending judicial review. It is difficult to predict the ultimate impact of the orders on the Company and its gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets. While significant regulatory uncertainty remains, Order 636 may ultimately enhance the Company's ability to market and transport its gas, although it may also subject the Company to greater competition and the more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

         Sales of oil and natural gas liquids by the Company are not regulated and are made at market prices. The price the Company receives from the sale of these products is affected by the cost of transporting the products to market. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting oil and natural liquids by pipeline, although the most recent adjustment generally decreased rates. The Company is not able to predict with certainty what effect, if any, these regulations will have on it, but, other factors being equal, the regulations may, over time, tend to increase transportation costs or reduce wellhead prices for oil and natural gas liquids.


ENVIRONMENTAL MATTERS

         Operations of the Company are subject to numerous and constantly changing federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of certain permits, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production, restrict or prohibit drilling activities that could impact wetlands, endangered or threatened species or other protected natural resources and impose substantial liabilities for pollution resulting from the Company's operations. Such laws and regulations may substantially increase the cost of exploring for, developing or producing oil and gas and may prevent or delay the commencement or continuation of a given project. In the opinion of the Company's management, the Company is in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during the next fiscal year. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas production wastes as "hazardous wastes," which reclassification would make exploration and production wastes subject to much more stringent handling, disposal and clean-up requirements. State initiatives to further regulate the disposal of oil and gas wastes and naturally occurring radioactive materials could have similar impact on the Company.

         The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances found at the site and persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Company is able to control directly the operation of only those wells with respect to which its acts as operator. Notwithstanding the Company's lack of control over wells operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, be attributed to the Company. The Company has no material commitments for capital expenditures to comply with existing environmental requirements.


EMPLOYEES

         At December 31, 1997, the Company had 138 full time employees, the majority of whom hold options under the Company's stock option plan. None of the Company's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good. In addition to its employees, Costilla utilizes 10 consultants, and through its arrangements with Ballard, has access to the approximately 30 employees of Ballard for oil and gas activities within the Rocky Mountain region area of mutual interest.


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

ITEM 2.  PROPERTIES.

PRINCIPAL PROPERTIES

         The following table sets forth certain information, as of January 1, 1998, which relates to the principal oil and gas properties owned by the Company.




                                                                      PROVED RESERVES
                                                     --------------------------------------------------
                                                                                 TOTAL OIL   PERCENT OF
                                                      GROSS      OIL      GAS    EQUIVALENT  TOTAL OIL
                                                      WELLS    (MBbls)   (Mmcf)    (MBOE)    EQUIVALENT
                                                     -------   -------   ------- ----------  ----------
    REGION

South/East Texas .................................       559     2,034    87,699    16,651         41.9%
Rocky Mountain ...................................       625     6,390    26,975    10,886         27.4
Permian Basin ....................................       608     5,818    28,387    10,549         26.6
Other - Domestic .................................       247       315     4,258     1,024          2.6
Foreign - Moldova ................................        26       395     1,318       615          1.5
                                                     -------   -------   -------   -------   ----------

Total ............................................     2,065    14,952   148,637    39,725       100.00%
                                                     =======   =======   =======   =======   ==========



         SOUTH/EAST TEXAS. At January 1, 1998, 41.9% of the Company's proved reserves were concentrated in the South/East Texas region, on shore.

         S.W. Speaks Field, Lavaca County, Texas. The Company has drilled its initial exploratory well, the Migl-Mitchell #1, to a total depth of 14,950 feet. The well is located within the Company's 46 square mile 3-D seismic survey and it encountered two sand zones which totaled 190 feet of productive expanded Wilcox sandstone. The well was completed from the lower of the two sands on December 24, 1997. Testing of this well indicates an open flow potential of 116 Mmcf of gas per day. Gas sales commenced on January 20, 1998 and through March 24, 1998 this well has produced a total of 360 Mmcf of gas. As of March 15, 1998, completion operations are underway on the second well, which was drilled to a total depth of 15,847 feet. This second well has penetrated three productive Wilcox sand zones totaling 274 feet. The Company's working interest in both of the initial wells is 100%. The Company owns 11,131 gross acres in this field with a 57.7% average working interest. The Company is planning to drill four wells in this field during 1998.

         Scott and Hopper Field, Brooks County, Texas. The Company has drilled and completed the Scott and Hopper GU 1-5 well from the shallow Vicksburg formation at an initial rate of approximately 2,000 Mcf of gas per day. The well is located on the producing acreage acquired in the Manti Acquisition. The Company owns a 3-D survey of the acreage and has identified 10 additional drilling locations. The Company owns 15,882 gross acres on the field with an average working interest of 100%. The Company has plans to drill at least five wells in the Scott and Hopper field during 1998.

         Hopewell Project, Harrison and Panola Counties, Texas. The Company has acquired 6,060 gross acres in a contiguous block on this project with a 100% working interest. The project straddles two major producing structures in the state line area of Texas and Louisiana. The Company's acreage position has existing production from various formations and is underdeveloped in comparison to offsetting leases. The Company has identified 100 drilling locations of which 25 have been classified as containing proved undeveloped reserves at January 1, 1998. The Company has drilled and completed the initial well at an average rate of 19 Bbls of oil and 1,660 Mcf of gas per day from the Cotton Valley sand, and intends to dually complete the well in the Travis Peak formation. The Company plans to drill eight wells on the Hopewell project during 1998.

         Sealy Field, Austin County, Texas. The Sealy field is a highly faulted area which is further complicated by salt domes and is ideally suited to 3-D seismic exploration. The Company has completed the acquisition and processing of a 50 square mile 3-D survey and is currently engaged in interpretation of the resulting data. The Company owns 19,048 gross acres in the Sealy field with 100% working interest. The Company expects to start drilling operations during the fourth quarter of 1998.

         Cotton Valley, Limestone and Freestone Counties, Texas. The Company owns a non-operated interest in the previously announced McMahon #4 well, a Cotton Valley reef discovery which has been completed. Gas sales commenced on March 6, 1998. As of March 13, 1998, the well was producing more than 9,000 Mcf of gas per day. The Cotton Valley sandstone is encountered above the Cotton Valley reef. The Company has gained significant experience in utilizing new hydraulic fracturing techniques resulting in the completion of wells in the Cotton Valley sandstone that might otherwise be considered non-commercial. The Company owns 2,984 gross acres. The Company plans to drill two Cotton Valley sandstone wells in 1998.

         ROCKY MOUNTAINS. At January 1, 1998, 27.4% of the Company's proved reserves were concentrated in the Rocky Mountain region, which includes Montana, North Dakota, Wyoming, Colorado and Utah. The Company significantly increased both its reserves and undeveloped acres in the Rocky Mountain region as a result of the Ballard Acquisition.

         O'Brien Springs Anticline Prospect, Carbon County, Wyoming. The Company has acquired a 35 square mile 3-D seismic survey over the O'Brien Springs Anticline. This 12 mile long structurally complex trend is expected to yield several undrilled closures. The Company is encouraged by preliminary interpretation of the data. Prospective horizons include the Tensleep, Nugget, Dakota and Frontier sands at depths of up to 7,000 feet. The Company has 19,181 gross acres on this prospect and an approximate 30% working interest. The Company plans to drill an initial test during 1998.

         Island Butte Field, Montezuma County, Colorado. The Company owns 4,196 gross acres in this field with a 57.5% average working interest. Recent activity includes the conversion of non-producing wells to salt water disposal systems and installation of submersible pumps on productive wells resulting in increased production and a reduction in operating expenses. During 1998, the Company is planning to drill two horizontal wells and two vertical wells in the field.

         PERMIAN BASIN. At January 1, 1998, 26.6% of the Company's proved reserves were concentrated in the Permian Basin, an approximately 70-county region in West Texas and Southeast New Mexico.

         Edwards/McElroy Ranch Prospect, Ector and Crane Counties, Texas. At December 31, 1997, the Company had successfully completed a total of 26 wells on the 80 square miles of 3-D seismic data. These wells have resulted in five new discoveries in four formations. Costilla Energy has identified in excess of 50 drilling locations on the Company's 11,970 gross and net acres on this prospect. The Company is planning to drill three wells in this project during 1998.


MARKETING ARRANGEMENTS

         The Company sells the majority of its crude oil production based on the posted price, plus market averages, in each area in which its crude oil is produced. The majority of the Company's gas production is sold at spot market prices. The term "spot market" is used herein to refer to contracts with terms of six months or less or contracts which call for a redetermination of sales prices every six months or earlier. The Company does not believe that the loss of any of its principal oil or gas purchasers would have a material adverse effect on it.

OIL AND GAS RESERVES

         The Company's estimated total proved reserves of oil and gas as of January 1, 1998 were as follows:

                                                                     JANUARY 1, 1998
                                                               ---------------------------
                                                                 OIL       GAS
                                                               (MBbls)    (Mmcf)    MBOE
                                                               -------   -------   -------

Proved developed producing ..................................   10,366    63,170    20,894
Proved developed non-producing ..............................      280    21,747     3,905
Proved undeveloped ..........................................    4,306    63,720    14,926
                                                               -------   -------   -------
   Total proved .............................................   14,952   148,637    39,725
                                                               =======   =======   =======

         If the Manti Acquisition and the Gulf Production Sale (both of which were consummated in January 1998) were included in the January 1, 1998 estimates the total proved reserves would have been:

                                                                          PRO FORMA
                                                                       JANUARY 1, 1998
                                                               ---------------------------
                                                                 OIL      GAS
                                                               (MBbls)   (Mmcf)     MBOE
                                                               -------   -------   -------
Proved developed producing .................................    10,300    62,216    20,669
Proved developed non-producing .............................       312    24,018     4,315
Proved undeveloped .........................................     4,352    65,753    15,311
                                                               -------   -------   -------
   Total proved ............................................    14,964   151,987    40,295
                                                               =======   =======   =======

         The future net cash flows from the Company's estimated proved reserves as of January 1, 1998 were as follows:

                                                                                                PRO FORMA
                                                                      JANUARY 1, 1998       JANUARY 1, 1998 (1)
                                                                      ------------------    -------------------
                                                                       (in thousands)
        Future net cash flows before income taxes . . . . . .         $ 305,387                $ 313,145
        Future net cash flows before income taxes,
           discounted at 10%  . . . . . . . . . . . . . . . .         $ 196,678                $ 202,452

----------------------
(1) Includes adjustments for the Manti Acquisition and the Gulf Production
Sale.

         The domestic reserve estimates at January 1, 1998 were prepared by the Company of which approximately 72% were reviewed by Williamson Petroleum Consultants, Inc. Reserve estimates attributable to Moldova were prepared by W. Scott Epley, P.E.

         There are numerous uncertainties in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the Company. The reserve data set forth in this Form 10-K are estimates only. Although the Company believes such estimates to be reasonable, reserve estimates are imprecise and should be expected to change as additional information becomes available. Furthermore, estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be exactly measured, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Moreover, there can be no assurance that the reserves set forth herein will ultimately be produced or that the proved undeveloped reserves will be developed within the periods anticipated. Variances from the estimates contained herein could be material. In addition, the estimates of future net revenues from proved reserves of the Company and the present value thereof are based upon certain assumptions about production levels, prices and costs, which may not be correct. The Company emphasizes with respect to such estimates that the discounted future net cash flows should not be construed as representative of the fair market value of the proved oil and gas properties belonging to the Company, because discounted future net cash flows are based upon projected cash flows that do not provide for changes in oil and gas prices or for escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. Actual results may differ materially from the results estimated.

         While the Company's oil and gas reserves are attributable to approximately 2,000 proved wells and locations, approximately 15% of the Company's total proved reserves at January 1, 1998 were attributable to two wells in the Southwest Speaks Field in Lavaca County, Texas. Both wells were completed in the first quarter of 1998. Estimates of proved undeveloped reserves, as well as estimates made early in the productive life of wells, may be less reliable than reserve estimates attributable to wells which have longer production histories. Any downward revision of the reserve estimates attributable to the Southwest Speaks Field, or any interference in production from such Field, could have a material adverse affect on the Company's future cash flows and financial results.

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


PRODUCTION VOLUMES, PRICES AND COSTS

         The following table sets forth certain information regarding the Company's production volumes, average sales price and costs for the periods presented:






                                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                       1997      1996      1995
                                                     -------   -------   -------
Production:
   Oil (MBbls) ..................................      2,175     1,726       950
   Gas (Mmcf) ...................................     14,698     9,205     4,806
   MBOE .........................................      4,625     3,260     1,751

Average Sales Price:
   Oil (per Bbl) ................................    $ 17.77   $ 19.87   $ 15.53
   Gas (per Mcf) ................................       2.29      2.13      1.45

Costs Per BOE:
   Production costs, including severance taxes...    $  6.49   $  6.68   $  5.91
   Depreciation, depletion and amortization......       5.71      3.81      3.40

EXPLORATION AND DEVELOPMENT ACTIVITIES

         The Company drilled, or participated in the drilling of, the following number of wells during the periods indicated. At December 31, 1997, the Company was in the process of drilling seven gross (2.64 net) wells and was in the process of completing one gross (one net) well as a producer which are not reflected in the following table. The Company also drilled, or participated in the drilling of 11 gross (3.89 net) service wells utilized as salt water disposal or water injection wells which are not reflected in the following table.


                              1997                1996                1995
                       -----------------   -----------------   -----------------
                        GROSS      NET      GROSS      NET      GROSS      NET
                       -------   -------   -------   -------   -------   -------
Exploratory:
   Productive ......        15      8.38        13      8.88        10      4.58
   Dry .............        10      5.81         2      2.00         6      2.57
                       -------   -------   -------   -------   -------   -------
     Total .........        25     14.19        15     10.88        16      7.15
                       =======   =======   =======   =======   =======   =======

Development:
   Productive ......        86     58.72        16      9.93         1      0.44
   Dry .............        11      8.54         5      3.20        --        --
                       -------   -------   -------   -------   -------   -------
     Total .........        97     67.26        21     13.13         1      0.44
                       =======   =======   =======   =======   =======   =======

Total:
   Productive ......       101     67.11        29     18.81        11      5.02
   Dry .............        21     14.35         7      5.20         6      2.57
                       -------   -------   -------   -------   -------   -------
   Total ...........       122     81.46        36     24.01        17      7.59
                       =======   =======   =======   =======   =======   =======


         The Company does not own any drilling rigs and all of its drilling activities are conducted by independent contractors under standard drilling contracts.


PRODUCTIVE WELL SUMMARY

         The following table sets forth the Company's gross and net interests in productive oil and gas wells as of December 31, 1997. Productive wells are producing wells and wells capable of production.


                                                                  ACTUAL (1)
                                                             -------------------
                                                              GROSS        NET
                                                             -------     -------
Oil Wells ..............................................       1,348         677
Gas Wells ..............................................         623         205
                                                             -------     -------
    Total ..............................................       1,971         882
                                                             =======     =======


----------
(1) A well with multiple completions is counted as a single well.

ACREAGE

         The following table sets forth certain information regarding the Company's developed and undeveloped leasehold acreage as of December 31, 1997. Acreage in which the Company's interest is limited to royalty, overriding royalty, mineral and similar interests is excluded.


                           DEVELOPED          UNDEVELOPED            TOTAL
                       -----------------   -----------------   -----------------
  REGION                GROSS      NET      GROSS      NET      GROSS      NET
----------             -------   -------   -------   -------   -------   -------
Permian Basin ......    74,012    35,626    80,535    62,377   154,547    98,003
South/East Texas ...   140,935    46,700    77,412    63,388   218,347   110,088
Rocky Mountain .....    56,491    20,503   484,373   458,629   540,864   479,132
Other ..............    16,096     2,575    23,414    23,309    39,510    25,884
                       -------   -------   -------   -------   -------   -------

Total ..............   287,534   105,404   665,734   607,703   953,268   713,107
                       =======   =======   =======   =======   =======   =======


OTHER ACTIVITIES

         In July 1995, the Republic of Moldova (located in Eastern Europe between Romania and the Ukraine) granted a Concession Agreement to Resource Development Company Limited, L.L.C. ("Redeco"), an entity not then affiliated with the Company. The Company paid Redeco $90,000 and bore the first $2.0 million of concession expenses in return for a 50.0% interest in Redeco. The Company and the other member of Redeco are each responsible for bearing 50.0% of future expenses. The Concession Agreement covers the entire country (representing approximately 8.0 million acres) with respect to oil and gas and other minerals, and continues for various time periods depending on the nature of the activity conducted. During 1997, Redeco drilled four successful gas wells in southern Moldova which led to the first sales of Moldovan-produced natural gas. Assuming satisfactory third party financing is arranged, thirty-five additional wells are planned for 1998 following completion of a 15 mile pipeline constructed by Redeco which will allow sales of produced gas into the Moldovan gas distribution system. Redeco has also completed a 25 mile 2-D seismic survey.


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

         The Company maintains insurance of various types to cover its operations. The limits provided under its liability policies total $21.0 million. In addition, the Company maintains operator's extra expense coverage which provides for care, custody and control of all material wells drilled by the Company as operator. The Company believes that its insurance is adequate and customary for companies of a similar size engaged in operations similar to those of the Company, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The Company's general policy is to only engage drilling contractors who provide substantial insurance coverage and name the Company as an additional named insured. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1997.

                                           PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company completed its initial public offering of Common Stock on October 2, 1996. On October 3, 1996 the Common Stock commenced trading on the Nasdaq Stock Market's National Market under the trading symbol "COSE". The following table sets forth the high and low closing price for the periods presented:


1996                                                            HIGH        LOW
                                                               ------     ------
     Fourth Quarter (October 3 inception of trading) .....     $13.63     $11.75

1997
     First Quarter .......................................     $15.50     $11.75
     Second Quarter ......................................     $14.50     $12.00
     Third Quarter .......................................     $14.25     $ 9.00
     Fourth Quarter ......................................     $16.00     $12.00


         The Company had approximately 1,300 record and beneficial holders of its Common Stock at December 31, 1997.

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected financial data of Costilla Energy, Inc. and its predecessors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The historical information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein. Costilla Energy, Inc. and its predecessors acquired significant producing oil and gas properties in certain of the periods presented which affect the comparability of the historical financial and operating information. The historical results are not necessarily indicative of the Company's future operations or financial results.


                                                                                   YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------------------------
                                                            1997            1996            1995            1994            1993
                                                         ----------      ----------      ----------      ----------      ----------
STATEMENT OF OPERATIONS DATA:
   Operating revenues ..............................     $   72,300      $   53,919      $   21,693      $    7,637      $    4,231
   Total revenues ..................................         76,501          55,026          21,816           7,836           4,397
   Expenses:
     Oil and gas production ........................         30,029          21,774          10,355           2,351           1,688
     General and administrative ....................          8,407           5,238           3,571           1,184             952
     Compensation related to option settlement .....             --              --             656              --              --
     Exploration and abandonments ..................          6,588           2,550           1,652             793             218
     Depreciation, depletion and amortization ......         26,409          12,430           5,958           1,847             884
     Impairment of oil and gas properties ..........         28,189              --              --              --              --
     Interest ......................................         12,979          11,281           4,591           1,458             605
                                                         ----------      ----------      ----------      ----------      ----------
   Income (loss) before income taxes and
     extraordinary item ............................        (36,100)          1,753          (4,967)            203              50
   Net income (loss) ...............................        (36,471)         (4,440)         (4,970)            163              73
STATEMENT OF CASH FLOWS DATA:
   Net cash provided by (used in):
     Operating activities ..........................     $   25,032      $   12,350      $    6,366      $    1,527      $      322
     Investing activities ..........................        (92,597)        (64,129)        (62,467)        (12,146)         (6,731)
     Financing activities ..........................         58,562          61,531          58,830          10,618           6,315
OTHER FINANCIAL DATA:
   Capital expenditures ............................     $  113,924      $   70,017      $   62,220      $   11,868      $    6,862
   Adjusted EBITDA (1) .............................         38,065          27,108           7,232           4,301           1,757
   Adjusted EBITDA/interest expense (1) ............            3.1x            2.6x            1.6x            2.9x            2.9x
BALANCE SHEET DATA (AS OF PERIOD END):
   Working capital (deficit) .......................     $  (11,511)     $   10,320      $    2,654      $    1,081      $    1,612
   Total assets ....................................        194,088         162,790          87,367          24,904          13,290
   Total debt, less current maturities .............        163,087         100,262          71,494          23,613          12,034
   Redeemable predecessor capital ..................             --              --          11,576              --              --
   Predecessor capital .............................             --              --          (7,445)           (747)             51
   Stockholders' Equity ............................            410          40,569              --              --              --


----------
(1) Adjusted EBITDA and the ratio of Adjusted EBITDA to interest expense are presented because of their wide acceptance as financial indicators of a company's ability to service or incur debt. Adjusted EBITDA (as used herein) is calculated by adding interest, income taxes, depreciation, depletion and amortization, impairment of oil and gas properties, exploration and abandonment costs and extraordinary items. The ratio of Adjusted EBITDA to interest expense is calculated by dividing Adjusted EBITDA by interest. Adjusted EBITDA and the ratio of Adjusted EBITDA to interest expense should not be considered as alternatives to earnings
     (loss), or operating earnings (loss), as defined by generally accepted accounting principles, as indicators of the Company's financial performance or to cash flow as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

GENERAL

         Costilla is an independent energy company engaged in the exploration, acquisition and development of oil and gas properties. In June 1995, Costilla consummated the 1995 Acquisition for a purchase price of approximately $46.6 million, in June 1996, Costilla consummated the 1996 Acquisition for a purchase price of approximately $38.7 million and in August 1997, Costilla consummated the Ballard Acquisition for a purchase price of approximately $41.2 million.

         The Company's strategy is to utilize its technical staff and technological advances to increase its oil and gas reserves, production and cash flow from operations through an active exploration program and the acquisition and development of proved reserves. In addition, Costilla continues to evaluate the acquisition of undeveloped acreage for its exploration efforts. Costilla has in-house exploration expertise using 3-D seismic technology to identify new drilling opportunities as well as for the development of acquired properties.

         The Company has grown primarily through acquisitions which impacted its reported financial results in a number of ways. Properties sold by others frequently have not received focused attention prior to sale. After acquisition, certain of these properties are in need of maintenance, workovers, recompletions and other remedial activity not constituting capital expenditures, which substantially increase lease operating expenses. The increased production and revenue resulting from these expenditures is predominately realized in periods subsequent to the period of expense. In addition, the rapid growth of the Company has required it to develop operating, accounting and administrative personnel compatible with its increased size. The Company believes it has now achieved a sufficient size to expand its reserve base without a corresponding increase in its general and administrative expense. The Company also believes it now has a sufficient inventory of prospects and the professional staff necessary to follow a more balanced program of exploration and development activities to complement its acquisition efforts.

The Company has shown a significant increase in its oil and gas reserves and production, especially due to its acquisitions from 1995 through 1997. The following table sets forth certain operating data of Costilla for the periods presented:


                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               1997         1996         1995
                                            ----------   ----------   ----------
OIL AND GAS PRODUCTION:
   Oil (MBbls) ..........................        2,175        1,726          950
   Gas (Mmcf) ...........................       14,698        9,205        4,806
   MBOE .................................        4,625        3,260        1,751
AVERAGE SALES PRICES (1):
   Oil (per Bbl) ........................   $    17.77   $    19.87   $    15.53
   Gas (per Mcf) ........................         2.29         2.13         1.45
PRODUCTION COST (2):
   Per BOE ..............................   $     6.49   $     6.68   $     5.91
   Per dollar of sales ..................         0.42         0.40         0.48
DEPRECIATION, DEPLETION AND AMORTIZATION:
   Per BOE ..............................   $     5.71   $     3.81   $     3.40
   Per dollar of sales ..................         0.36         0.23         0.27


----------
(1)  Before deduction of production taxes and net of any hedging results.
(2) Production cost includes lease operating expenses and production and ad valorem taxes, if applicable, and excludes depreciation, depletion and amortization.

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

         The Company utilizes option contracts to hedge the effect of price changes on a portion of its future oil and gas production. Premiums paid and amounts receivable under the option contracts are amortized and accrued to oil and gas sales, respectively. If market prices of oil and gas exceed the strike price of put options, the options will expire unexercised, therefore, reducing the effective price received for oil and gas sales by the cost of the related option. Conversely, if market prices of oil and gas decline below the strike price of put options, the options will be exercised, therefore, increasing the effective price received for oil and gas sales by the proceeds received from the related option. If market prices of oil and gas exceed the strike price of call options, the Company is obligated to pay the contracting counterparty an amount equal to the contracted volumes times the difference between the market price and the strike price, therefore, reducing the effective price received for oil and gas sales by the amount paid to the counterparty. The net effect of the Company's commodity hedging activities reduced oil and gas revenues by $1,226,000, $1,705,000, and $80,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company has purchased put options on 6,500 Bbls of oil per day which establish a floor price of $18.50 per Bbl and sold call options on 6,500 Bbls of oil per day at $22.55 per Bbl. These oil option contracts continue through August 1998. The referenced oil prices are based upon the price at which West Texas Intermediate crude oil ("WTI") trades on the New York Mercantile Exchange ("NYMEX"). The Company has historically received a gross wellhead sales price for oil of approximately 82 - 90% of the NYMEX price. The Company has also purchased put options on 5,000 Mmbtu of gas per day which provide for a floor of $2.00 per Mmbtu through October 1998. Additionally, the Company has purchased put options on 40,000 Mmbtu of gas per day which establish a floor price of $2.15 per Mmbtu and sold call options on 40,000 Mmbtu of gas per day at $2.55 per Mmbtu. These gas option contracts are for the period April 1998 through October 1998. The referenced gas prices are based upon the index price for Houston Ship Channel gas sales, which is approximately 97% of NYMEX. The Company has historically received a gross wellhead sales price for gas of approximately 87 - 90% of NYMEX.

       The Company utilizes interest rate swap agreements to reduce the potential impact of increases in interest rates on floating-rate, long term debt. If market rates of interest experienced during the applicable swap term are below the rate of interest effectively fixed by the swap agreement, the rate of interest incurred by the Company will exceed the rate that would have been experienced under its then outstanding floating-rate indebtedness. The net effect of the Company's interest rate hedging activities decreased interest expense by approximately $25,000 for the year ended December 31, 1997. The net effect of the Company's interest rate hedging activities increased interest expense by approximately $442,000 for the year ended December 31, 1996. Concurrent with the payment of all of the Company's floating rate debt from proceeds of the initial public offering and the notes offering consummated in the fourth quarter of 1996, the interest rate swap agreements ceased to qualify as hedges. These interest rate swap agreements were marked-to-market and the related liability of $1,712,000 was recorded. A $60 million interest rate swap expired in May 1997. As a result of the Company's borrowings against its line of credit, which bears interest on a floating rate basis, the remaining $24 million interest rate swap agreement again qualified as a hedge beginning in August 1997. At each borrowing date from October 1996 to August 1997, a portion of the interest rate swap agreement was marked-to-market with the resulting gains or losses recorded as investment income or loss while the hedge portion is being amortized over the remaining life of the agreement. As a result of expiration and marking the agreements to market, the Company recorded a net investment gain of approximately $510,000 during the year ended December 31, 1997. Concurrent with the payment of all of the Company's floating rate debt from proceeds of the notes offering in January 1998, the interest rate swap agreement ceased to qualify as a hedge. As a result of marking-to-market the interest rate swap agreement in January 1998, the Company recorded an additional liability of approximately $23,000.

         The Company's predecessor was classified as a partnership for federal income tax purposes. Therefore, no income taxes were paid or provided by the Company prior to the Company's IPO and the offering of the Existing Notes. Future tax amounts, if any, will be dependent upon several factors, including but not limited to the Company's results of operations.

RESULTS OF OPERATIONS


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         The Company's total oil and gas revenues for the year ended December 31, 1997 were $72,300,000, representing an increase of $18,381,000 (34%) over revenues of $53,919,000 in 1996. This increase was primarily due to successful drilling activities and the 1996 Acquisition, which accounted for approximately $11,099,000 and $9,214,000 of increased revenue, respectively. The Ballard Acquisition accounted for approximately $3,372,000 of the increase. Gas imbalances accounted for approximately $2,340,000 of the increase, with an average price of $1.56 per Mcf. Approximately 50% of the gas imbalance relates to production in prior periods against which a valuation allowance had been recorded due to uncertainty of ultimate collection. During the year ended December 31, 1997, uncertainties related to these imbalances were substantially reduced and the related valuation allowance reversed. Management does not expect similar effects from gas imbalances in future periods. These increases were partially offset by the $2,152,000 net effect of lower commodity prices. The average oil price per barrel received in 1997 was $17.77 compared to $19.87 in 1996, an 11% decrease, and the average gas price received in 1997 was $2.29 compared to $2.13 in 1996, a 7% increase. The sale of certain properties in April 97 and December 31, 1996 also partially offset the increased revenues in the amount of $3,607,000.

         Oil and gas production was 4,625 MBOE in 1997 compared to 3,260 MBOE in 1996, a 42% increase. Of the 1,365 MBOE increase, approximately 657 MBOE was due to successful drilling activities and 539 MBOE was due to the properties acquired in the 1996 Acquisition. Gas imbalances accounted for approximately 249 MBOE of the increase. The Ballard Acquisition properties accounted for approximately 219 MBOE of the increase. The sale of certain properties in April 1997 and December 1996 partially offset the increased production volumes.

           Interest and other revenues were $940,000 for the year ended December 31, 1997 compared to $40,000 in 1996, representing an increase of $900,000. Of this increase, $223,000 was related to increased interest income due to increased funds earning interest. Gains on investment transactions of $510,000 were recorded for the year ended December 31, 1997 related to an interest rate swap contract which was marked-to-market. In the year ended December 31, 1996 losses of $195,000 were recognized on certain investment transactions. During 1997, losses of $146,000 related to an oil collar which was marked-to-market. No comparable transactions existed in 1996.

         Other income was $3,261,000 for the year ended December 31, 1997 compared to $1,067,000 for 1996, representing an increase of $2,194,000 (206%). Gains from the sale of certain oil and gas properties increased by approximately $2,118,000. The remainder of the increase was due primarily to a gain of approximately $70,000 recognized on the sale of the Company's interest in a partnership which owned the Independence Plaza Building in Midland, Texas.

         Oil and gas production costs for the year ended December 31, 1997 were $30,029,000 ($6.49 per BOE), compared to $21,774,000 in 1996 ($6.68 per BOE), representing an increase of $8,255,000 (38%), with approximately $4,026,000 of the increase relating to the 1996 Acquisition and $1,583,000 to successful drilling activities. The remainder of the increase was due primarily to increased treating and transportation costs due to increased gas production and, to a lesser extent, the Ballard Acquisition, offset in part by the sale of certain high operating cost properties in April 1997. On a per BOE basis, production costs decreased $0.19 (3%) due to a combination of the sale of certain high operating cost properties in April 1997, the gas imbalance volumes and lower production costs on newly completed wells.

         General and administrative expenses for the year ended December 31, 1997 were $8,407,000, representing an increase of $3,169,000 (66%) from 1996 of $5,238,000. The increase is primarily due to additional personnel and related costs necessary to accommodate the acceleration of the Company's oil and gas activities, the Ballard Acquisition, increased insurance costs and other costs for a full twelve month period related to becoming a public company in October, 1996.

         Exploration and abandonment expense increased to $6,588,000 for the year ended December

31, 1997 compared to $2,550,000 in 1996. The Company incurred $2,117,000 of seismic costs for the year ended December 31, 1997, compared to $913,000 in 1996. Dry hole and abandonment costs increased to $3,584,000 in 1997 from $1,524,000 in 1996. The Company incurred $887,000 of other geological and geophysical costs during the year ended December 31, 1997, compared to $113,000 in 1996. The increase in exploration and abandonments expense was primarily related to the Company's increased drilling activities in 1997 compared to a very low level of activity in 1996.

         D D & A expense for the year ended December 31, 1997 was $26,409,000 compared to $12,430,000 for 1996, representing an increase of $13,979,000 (112%). During the 1997 period, D D & A on oil and gas production was provided at an average rate of $5.71 per BOE compared to $3.81 per BOE for 1996. Approximately $3,751,000 of this increase was due to successful drilling activities, $3,078,000 related to the 1996 Acquisition and an additional $1,018,000 of the increase was due to the recording of gas imbalances. The remainder of the increase was due primarily to the effect of lower oil and gas prices at December 31, 1997 than those experienced at December 31, 1996.

         Impairment of oil and gas properties for the year ended December 31, 1997 was $28,189,000. No comparable expense was recorded in 1996. This impairment expense was determined under the guidelines of FAS 121 (Impairment of Long-Lived Assets) using estimates of net undiscounted cash flow and estimated present values for the Company's oil and gas reserves based upon the non-escalated prices used in the Company's December 31, 1997 reserve report.

         Interest expense was $12,979,000 for the year ended December 31, 1997, compared to $11,281,000 for the comparable period in 1996. The $1,698,000 (15%) increase was attributable primarily to increased levels of debt offset in part by a decrease in the effective interest rate. The average amounts of applicable interest-bearing debt in 1997 and 1996 were $128,207,000 and $95,671,000, respectively. The effective annualized interest rate in 1997 was 10.1%, as compared to 11.8% in 1996.

         Results of operations for the year ended December 31, 1997 include an extraordinary charge of $219,000 compared to $4,975,000 for the comparable period in 1996. These extraordinary charges related to the early extinguishment of the Company's prior bank credit facilities and consisted of the unamortized balance of previously capitalized debt issuance costs.


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         The Company's total oil and gas revenues for the year ended December 31, 1996 were $53,919,000, representing an increase of $32,226,000 (149%) over revenues of $21,693,000 in 1995. This increase was primarily due to the 1996 Acquisition and 1995 Acquisition, which accounted for approximately $12,754,000 and $14,059,000 of the revenue increase, respectively. The remainder of the increase was due to a combination of increased product prices, successful drilling activities and the enhancement of existing production. The average oil price per barrel received in 1996 was $19.87 compared to $15.53 in 1995, a 28% increase, and the average gas price per Mcf received in 1996 was $2.13 compared to $1.45 in 1995, a 47% increase.

         Oil and gas production was 3,260 MBOE in 1996 compared to 1,751 MBOE in 1995, an increase of 86%. Of the 1,509 MBOE increase, approximately 723 MBOE was due to the properties acquired in the 1996 Acquisition and 562 MBOE was due to the properties acquired in the 1995 Acquisition, in each case including enhancements of production after such acquisition. The remainder of the increase was due to a combination of successful drilling activities and the enhancement of existing production.

         Interest and other revenues were $40,000 for the year ended December 31, 1996 compared to $123,000 in 1995, representing a decrease of $83,000, which was primarily comprised of $195,000 in losses on investments held for trading purposes and an increase in interest income of $67,000 in 1996 due to increased funds earning interest. Also in 1996, the Company realized gains of $1,067,000 on various transactions for which no comparable sales were recorded in 1995.

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

         Results of operations for the year ended December 31, 1995 include non-cash compensation expense of $656,000 deemed to have been received by a minority interest owner of the Company who was deemed to have benefited from the cancellation of an option to purchase an additional interest held by the other minority interest owner.

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

         Interest expense was $11,281,000 in 1996, compared to $4,591,000 in 1995. The $6,690,000 (146%) increase was attributable primarily to increased levels of debt which the Company used to finance the 1996 Acquisition and amortization of financing costs. The average amounts of applicable interest-bearing debt in 1996 and 1995 were $95,671,000 and $49,972,000, respectively. The effective annualized interest rate in 1996 was 11.8%, as compared to 9.2% in 1995.

         Results of operations for the year ended December 31, 1996 include an extraordinary charge of $4,975,000, net of the related deferred tax benefit of $1,042,000, related to the early extinguishment of the Company's prior bank credit facilities ( the "1995 Credit Facility and the Bridge Facility"). The 1995 Credit Facility was replaced by the Bridge Facility in June 1996 and the Bridge Facility was paid off with proceeds from the IPO and the sale of the Existing Notes in October 1996.



LIQUIDITY AND CAPITAL RESOURCES


Net Cash Used in Operating Activities

         For the year ended December 31, 1997, net cash provided by operating activities increased to $25.0 million from $12.4 million for the corresponding period in 1996. Cash provided by operations, before changes in operating assets and liabilities, increased to $16.6 million from $14.7 million for the comparable period in 1996 due primarily to the Ballard Acquisition, the 1996 Acquisition and the increase in results of operations therefrom.


Net Cash Used in Investing Activities

         Net cash used in investing activities for the year ended December 31, 1997 was $92.6 million. Approximately $41.2 million was used for the Ballard Acquisition, $70.4 million was used for other oil and gas expenditures and $2.3 million was used for other property and equipment. During the year ended December 31, 1997, approximately $21.3 million net cash was provided by sales of oil and gas properties. For the year ended December 31, 1996, net cash used in investing activities was $64.1 million. Approximately $38.7 million was used for the 1996 Acquisition, $28.3 million for additional acquisition of producing oil and gas properties and exploration and development activities and $3.0 million primarily for other property and equipment. During that period, approximately $6.3 million net cash was provided by sales of oil and gas properties.


Financing Activities

         For the year ended December 31, 1997, the Company incurred $87.3 million of debt, of which approximately $33.5 million was used to repay certain prior bank debt, $41.2 million was used for the Ballard acquisition and the remainder was used in connection with its exploration and development activities. In addition, the Company used approximately $3.8 million for the purchase of 330,500 shares of its common stock. The Company entered into a $125.0 million senior credit agreement in June 1996, which was fully funded prior to the Company's initial public offering in October 1996. Approximately $74.5 million was used for the extension and refinancing of prior debt, $38.7 million was used for the 1996 Acquisition and approximately $11.8 million was used for general corporate purposes. In October 1996, this senior credit facility was paid with the proceeds from the initial public offering and an offering of senior notes, and the Company entered into a new $50.0 million credit agreement. Approximately $19.9 million was outstanding under this senior credit facility prior to its refinancing in August 1997.

         The Company replaced the above described senior credit facility with the Revolving Credit Facility in August 1997. Approximately $19.9 million was used for the extension and refinancing of the prior senior credit facility and $11.2 million was used as a portion of the purchase price in the Ballard Acquisition. The Revolving Credit Facility provides for a maximum availability of $75.0 million, with an initial borrowing base of $50.0 million. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at a floating rate which is at or above the lender's prime rate or above the applicable Eurodollar rate, depending on the percentage of committed funds which have been borrowed. Interest is payable quarterly as to base rate loans, and at the end of the applicable interest period as to Eurodollar rate loans. The borrowing base of the Revolving Credit Facility is automatically reduced by 5% each quarter beginning in August 1999, and payments of principal are required in each such quarter in which the outstanding principal balance is greater than the reduced borrowing base. The remaining balance is payable on August 31, 2002, the maturity date of the Revolving Credit Facility. In connection with the sale of certain oil and gas properties on December 31, 1997 for proceeds of $16.2 million, the borrowing base was reduced to $36.5 million, $33.0 of which was borrowed at December 31, 1997.

         Contemporaneous with entering into the Revolving Credit Facility, the Company also entered into the Acquisition Credit Facility to provide the remaining financing for the Ballard Acquisition. The Acquisition Credit Facility was a term loan in the amount of $30.0 million which was repaid in full in connection with the sale of notes by the Company described in the following paragraph.

         In January 1998 the Company issued $80 million of 10 1/4% Senior Notes due 2006 (the "Supplemental Notes Offering"). The net proceeds of the Supplemental Notes Offering were approximately $78.8 million. The Company used $30.0 million to repay the Acquisition Credit Facility and $32.5 million to repay all but $0.5 million of the Revolving Credit Facility. In mid-January 1998 approximately $10.0 million of the remaining proceeds were used to fund the Manti Acquisition.


Capital Resources

         Funding for the Company's business activities has historically been provided by bank financings, cash flow from operations, equity sales, property divestitures and joint ventures with industry participants. The 1995 Acquisition, 1996 Acquisition and Ballard Acquisition were substantially funded by bank financings. The Company plans to execute its business strategy with cash flow from operations, net proceeds from the Supplemental Notes Offering and borrowings available under the Revolving Credit Facility.

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

         The Company believes that the increased availability under the Revolving Credit Facility resulting from the application of net proceeds of the Supplemental Notes Offering, the remaining net proceeds from the Supplemental Notes Offering and cash flow from operations will be sufficient for its budgeted 1998 capital expenditures. However, because the Company's ultimate 1998 capital expenditures, future cash flows and the availability of financing are subject to a number of variables, there can be no assurance that the Company's capital resources will be sufficient to maintain its capital expenditures. In addition, if the Company is unable to generate sufficient cash flow from operations to service its debt, it may be required to refinance all or a portion of its debt or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained.

         Although certain of the Company's costs and expenses may be affected by inflation, inflationary costs have not had a significant effect on the Company's results of operations.

         Since December 31, 1997 oil and gas prices have continued to deteriorate. The Company estimates that its cash flow would be reduced by $1.9 million and $2.1 million for each $1 per barrel reduction in the price of oil and for each $0.10 per Mcf reduction in the price of gas, respectively.


Capital Expenditures

         The Company originally announced a 1998 capital budget of approximately $70.0 million of which approximately $22.0 million was budgeted for the acquisition of undeveloped acreage, seismic and exploitation activities. Given the current low level of oil prices and its extensive undeveloped acreage and seismic inventory, the Company has elected to temporarily defer non-drilling activities pending an improvement in oil prices. In addition, the Company intends to concentrate its drilling activities on gas prospects. Since a significant portion of the Company's 1998 capital budget is discretionary, the Company is able to increase or decrease its level of activity as product prices warrant.


Recent Accounting Pronouncements

         INFORMATION SYSTEMS FOR THE YEAR 2000 - The Company will be required to modify its information systems in order to accurately process data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Company's ability to manage and report operating activities. The Company's third-party software vendor for its integrated oil and gas information system is currently modifying the system to accurately handle the Year 2000 issue. All necessary programming modifications are scheduled to be completed by December 31, 1998. From a cost viewpoint, these modifications will be part of the routine updates the Company receives from its third-party software vendor as part of its systems support contract already in place. Thus, the Company believes it will not incur any marginal costs with respect to the Year 2000 issue.

         REPORTING COMPREHENSIVE INCOME - In June 1997, the FASB issued Statement of Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Specifically, FAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Company anticipates that it will adopt the provisions of FAS 130 in its year ended December 31, 1998 consolidated financial statements.

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

         SEGMENT REPORTING - In June 1997, the FASB issued Statement of Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") which establishes standards for public business enterprises for reporting information about operating segments in annual financial statements and requires that such enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. FAS 131 is effective for financial statements for periods beginning after December 15, 1997.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after December 31, 1997.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENT SCHEDULES

         No Financial Statement Schedules are required with this report. For a list of the consolidated financial statements filed as a part of this report, see the Index to Consolidated Financial Statements on Page F-1.

REPORTS ON FORM 8-K

         The Company did not file a report on Form 8-K during the last quarter of the period covered by this report, although the Company did file an amendment to Form 8-K dated November 12, 1997, amending its Form 8-K dated September 12, 1997, which amendment included financial statements related to an acquisition of oil and gas properties by the Company reported under Item 2 of the original Form 8-K.

EXHIBITS
             EXHIBIT
             NUMBER          DESCRIPTION OF EXHIBIT

             *3.1            Certificate of Incorporation of the Company

             *3.2            Bylaws of the Company

             *4.1 Form of Notes or Global Certificate (included as Exhibit A to Exhibit 4.2)

             *4.2 Indenture dated as of October 1, 1996 by and between State Street Bank and Trust Company, as Trustee, and the Company, as Issuer

             #4.3 First Supplemental Indenture dated January 16, 1998 by and between State Street Bank and Trust Company, as Trustee, and the Company, as Issuer (including form of Global Certificate)

             #4.4            Form of Note

            **4.5            Form of Stock Certificate

            *10.1 Lease Agreement dated January 12, 1996 between Independence Plaza,Ltd. and Costilla Energy, L.L.C.

            *10.2 Concession Agreement dated July 6, 1995 between the Government of the Republic of Moldova and Resource Development Company Ltd., L.L.C. (DE)

            *10.3            Consolidation Agreement dated October 8, 1996

            *10.4            1996 Stock Option Plan

            *10.5            Employment Agreement between the Company and Bobby
                             W. Page effective June 30, 1996

            *10.6            Employment Agreement between the Company and Cadell
                             S. Liedtke effective October 8, 1996

            EXHIBIT
            NUMBER           DESCRIPTION OF EXHIBIT

            *10.7 Employment Agreement between the Company and Michael J. Grella effective October 8, 1996

            *10.8            Employment Agreement between the Company and Henry
                             G. Musselman effective October 8, 1996

            *10.9 Purchase and Sale Agreement dated March 8, 1996 by and between Parker & Parsley Development L.P., Parker & Parsley Producing L.P. and Parker & Parsley Gas Processing Co., as Seller, and Costilla Petroleum Corporation and Costilla Energy, L.L.C., as Purchaser

           *10.10            Bonus Incentive Plan

           +10.11 First and Second Amendments to 1996 Stock Option Plan of Costilla Energy, Inc.

           +10.12 First Amendment to Outside Directors Stock Option Plan of Costilla Energy, Inc.

           +10.13 First, Second and Third Amendments to Bonus Incentive Plan of Costilla Energy, Inc.

          ++10.14 Purchase and Sale Agreement dated July 2, 1997 between Ballard Petroleum LLC, as seller, and the Company, as buyer

          ++10.15 Acquisition and Exploration Agreement effective as of July 1, 1997 by and between Ballard Petroleum, LLC and the Company

           #10.16 Purchase Agreement dated January 13, 1998 among BT Alex. Brown Incorporated and Prudential Securities Incorporated, as Initial Purchasers, and the Company, as Issuer

           #10.17 Registration Rights Agreement dated January 16, 1998 among BT Alex. Brown Incorporated and Prudential Securities Incorporated, as Initial Purchasers, and the Company, as Issuer

           #10.18 Amendment to Employment Agreement between the Company and Cadell S. Liedtke dated April 15, 1997

           #10.19 Amendment to Employment Agreement between the Company and Michael J. Grella dated April 15, 1997

           #10.20 Amendment to Employment Agreement between the Company and Henry G. Musselman dated April 15, 1997

           #10.21 Second Amendment to Employment Agreement between the Company and Henry G. Musselman dated April 15, 1997

           #10.22 Amendment to Employment Agreement between the Company and Bobby W. Page dated April 15, 1997

           #10.23 Amended and Restated Credit Agreement dated as of August 28, 1997 between Bankers Trust Company, as Agent and Union Bank of California, N.A., as Co-Agent and the Company

            EXHIBIT
            NUMBER           DESCRIPTION OF EXHIBIT

            #12.1            Computation of Ratio of Adjusted EBITDA to
                             Interest Expense

            #21.1            Subsidiaries of the Registrant

            #23.1            Consent of KPMG Peat Marwick LLP

            #23.2            Consent of Williamson Petroleum Consultants

            #23.3            Consent of W. Scott Epley, P.E.

            #24.1            Power of Attorney

            #24.2 Certified copy of resolution of Board of Directors of Costilla Energy, Inc. authorizing signature by Power of Attorney

            #27.1            Financial Data Schedule

         * Incorporated by reference to Registration Statement on Form S-1, File No. 333-08909.

         ** Incorporated by reference to Registration Statement on Form S-1, File No. 333-08913.

         + Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

         ++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

         #        Filed herewith.

                              S I G N A T U R E S


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COSTILLA ENERGY, INC.



Date:  March 26, 1998                By:  */s/ MICHAEL J. GRELLA
                                          --------------------------------------
                                          Michael J. Grella
                                          President, Chief Executive
                                          Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 26, 1998                     */s/ CADELL S. LIEDTKE
                                          --------------------------------------
                                          Cadell S. Liedtke
                                          Chairman of the Board
                                          and Director

Date:  March 26, 1998                     */s/ MICHAEL J. GRELLA
                                          --------------------------------------
                                          Michael J. Grella
                                          President, Chief Executive Officer
                                          and Director

Date:  March 26, 1998                     */s/ HENRY G. MUSSELMAN
                                          --------------------------------------
                                          Henry G. Musselman
                                          Executive Vice President, Chief
                                          Operating Officer and Director

Date:  March 26, 1998                     */s/ SAMUEL J. ATKINS, III
                                          --------------------------------------
                                          Samuel J. Atkins, III
                                          Director

Date:  March 26, 1998                     */s/ W. D. KENNEDY
                                          --------------------------------------
                                          W. D. Kennedy
                                          Director

Date:  March 26, 1998                     */s/ JERRY J. LANGDON
                                          --------------------------------------
                                          Jerry J. Langdon
                                          Director

Date:  March 26, 1998                     /s/ BOBBY W. PAGE
                                          --------------------------------------
                                          Bobby W. Page
                                          Senior Vice President and Chief
                                          Financial Officer (principal
                                          accounting officer)

Date:  March 26, 1998                *By: /s/ BOBBY W. PAGE
                                          --------------------------------------
                                          Bobby W. Page
                                          Agent and Attorney in fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of Costilla Energy, Inc.:
       Independent Auditors' Report.......................................................................    F - 2
       Consolidated Balance Sheets as of December 31, 1997 and 1996.......................................    F - 3
       Consolidated Statements of Operations for the years ended December 31, 1997,
          1996 and 1995...................................................................................    F - 4
       Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997,
          1996 and 1995...................................................................................    F - 5
       Consolidated Statements of Cash Flows for the years ended December 31, 1997,
          1996 and 1995...................................................................................    F - 6
       Notes to Consolidated Financial Statements.........................................................    F - 7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Costilla Energy, Inc.:

We have audited the consolidated financial statements of Costilla Energy, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Costilla Energy, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                           KPMG PEAT MARWICK LLP

Midland, Texas
March 6, 1998

                              COSTILLA ENERGY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    DECEMBER 31,   DECEMBER 31,
                                                                        1997           1996
                                                                     ---------      ---------
                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                         $   3,615      $  12,618
   Accounts receivable:
       Trade, net                                                        5,241          6,675
       Affiliates                                                           --            332
       Oil and gas sales                                                 9,312          9,031
   Prepaid and other current assets                                        912          1,753
                                                                     ---------      ---------
           Total current assets                                         19,080         30,409
                                                                     ---------      ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Oil and gas properties, using the successful efforts
     method of accounting:
       Proved properties                                               199,355        140,477
       Unproved properties                                              35,971          4,482
   Accumulated depletion, depreciation and amortization                (71,152)       (20,435)
                                                                     ---------      ---------
                                                                       164,174        124,524
   Other property and equipment, net                                     3,766          2,420
                                                                     ---------      ---------
           Total property, plant and equipment                         167,940        126,944
                                                                     ---------      ---------

OTHER ASSETS:
   Deferred charges                                                      4,212          4,503
   Note receivable - other                                                  --            250
   Other                                                                 2,856            684
                                                                     ---------      ---------
           Total other assets                                            7,068          5,437
                                                                     ---------      ---------
                                                                     $ 194,088      $ 162,790
                                                                     =========      =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                              $      98      $      98
   Trade accounts payable                                               22,490         12,718
   Undistributed revenue                                                 4,566          3,517
   Other current liabilities                                             3,437          3,756
                                                                     ---------      ---------
           Total current liabilities                                    30,591         20,089
                                                                     ---------      ---------
LONG-TERM DEBT, LESS CURRENT MATURITIES                                163,087        100,262
                                                                     ---------      ---------
OTHER NONCURRENT LIABILITIES                                                --          1,870
                                                                     ---------      ---------

STOCKHOLDERS' EQUITY :
   Preferred stock, $.10 par value (3,000,000 shares authorized;
     no shares outstanding)                                                 --             --
   Common stock, $.10 par value (20,000,000 shares authorized;
     10,150,500 shares outstanding at December 31, 1997 and
     10,475,000 shares outstanding at December 31, 1996)                 1,015          1,047
   Additional paid-in capital                                           37,425         41,081
   Retained deficit                                                    (38,030)        (1,559)
                                                                     ---------      ---------
           Total stockholders' equity                                      410         40,569
                                                                     ---------      ---------
COMMITMENTS AND CONTINGENCIES                                               --             --
                                                                     ---------      ---------
                                                                     $ 194,088      $ 162,790
                                                                     =========      =========


See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                            ---------------------------------------
                                                                               1997           1996           1995
                                                                            ---------      ---------      ---------
   REVENUES:
     Oil and gas sales                                                      $  72,300      $  53,919      $  21,693
     Interest and other                                                           940             40            123
     Gain on sale of assets                                                     3,261          1,067             --
                                                                            ---------      ---------      ---------
                                                                               76,501         55,026         21,816
                                                                            ---------      ---------      ---------

   EXPENSES:

     Oil and gas production                                                    30,029         21,325         10,024
     Oil and gas production - affiliates                                           --            449            331
     General and administrative                                                 8,407          4,682          2,910
     General and administrative - affiliates                                       --            556            661
     Compensation related to option settlement                                     --             --            656
     Exploration and abandonments                                               6,588          2,550          1,652
     Depreciation, depletion and amortization                                  26,409         12,430          5,958
     Impairment of oil and gas properties                                      28,189             --             --
     Interest                                                                  12,979         11,281          4,591
                                                                            ---------      ---------      ---------
                                                                              112,601         53,273         26,783
                                                                            ---------      ---------      ---------

       Income (loss) before federal income taxes and extraordinary item       (36,100)         1,753         (4,967)

   PROVISION FOR FEDERAL INCOME TAXES
     Current                                                                       62            176              3
     Deferred                                                                      90          1,042             --
                                                                            ---------      ---------      ---------
       Income (loss) before extraordinary item                                (36,252)           535         (4,970)

       Extraordinary loss resulting from early extinguishment of debt,
        net of deferred tax benefit of $129 and $1,042                           (219)        (4,975)            --
                                                                            ---------      ---------      ---------

   NET LOSS                                                                 $ (36,471)     $  (4,440)     $  (4,970)
                                                                            =========      =========      =========

   PREFERRED RETURN AND ACCRETION OF
     REDEEMABLE MEMBERS' CAPITAL                                            $      --      $  (3,930)     $  (2,842)
                                                                            =========      =========      =========

   LOSS BEFORE EXTRAORDINARY ITEM
     APPLICABLE TO COMMON EQUITY                                            $ (36,252)     $  (3,395)     $  (7,812)
                                                                            =========      =========      =========

   NET LOSS APPLICABLE TO COMMON EQUITY                                     $ (36,471)     $  (8,370)     $  (7,812)
                                                                            =========      =========      =========

   LOSS PER SHARE:
     Loss before extraordinary item                                         $   (3.49)     $   (0.52)     $   (1.50)

     Extraordinary loss resulting from early extinguishment of debt,
       net of deferred tax benefit                                              (0.02)         (0.77)            --
                                                                            ---------      ---------      ---------

     NET LOSS                                                               $   (3.51)     $   (1.29)     $   (1.50)
                                                                            =========      =========      =========

   WEIGHTED AVERAGE SHARES OUTSTANDING                                         10,383          6,473          5,200
                                                                            =========      =========      =========


See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                          TOTAL
                                                                                                       STOCKHOLDERS'
                                                                           ADDITIONAL     RETAINED      EQUITY AND
                                              PREDECESSOR     COMMON        PAID-IN       EARNINGS     PREDECESSOR
                                                CAPITAL        STOCK        CAPITAL      (DEFICIT)       CAPITAL
                                              -----------     ------       ----------    ---------     -------------
BALANCE AT DECEMBER 31, 1994 (PREDECESSOR)     $   (747)     $     --      $     --      $     --      $   (747)

    Issuance of predecessor interest              1,266            --            --            --         1,266
    Issuance costs                                 (753)           --            --            --          (753)
    Net loss                                     (4,970)           --            --            --        (4,970)
    Withdrawals                                     (55)           --            --            --           (55)
    Imputed capital contribution on
        settlement of option                        656            --            --            --           656
    Preferred return and accretion of
        redeemable predecessor capital           (2,842)           --            --            --        (2,842)
                                               --------      --------      --------      --------      --------

BALANCE AT DECEMBER 31, 1995 (PREDECESSOR)       (7,445)           --            --            --        (7,445)

    Net loss                                     (2,881)           --            --        (1,559)       (4,440)
    Preferred return and accretion of
        redeemable predecessor capital           (2,456)           --            --            --        (2,456)
    Common stock issued, net                         --           527        60,052            --        60,579
    Distributions to members                     (4,218)                      4,218            --            --
    Transfer of predecessor capital and
        issuance of common stock pursuant
        to the Offerings                         17,000           520       (23,189)           --        (5,669)
                                               --------      --------      --------      --------      --------

BALANCE AT DECEMBER 31, 1996                         --         1,047        41,081        (1,559)       40,569

    Net loss                                         --            --            --       (36,471)      (36,471)
    Common stock issued, net                         --             1            74            --            75
    Common stock repurchased and retired             --           (33)       (3,730)           --        (3,763)
                                               --------      --------      --------      --------      --------

BALANCE AT DECEMBER 31, 1997                   $     --      $  1,015      $ 37,425      $(38,030)     $    410
                                               ========      ========      ========      ========      ========


See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                        ---------------------------------------
                                                                           1997          1996           1995
                                                                        ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

   NET LOSS                                                             $ (36,471)     $  (4,440)     $  (4,970)

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:

     Depreciation, depletion and amortization                              26,409         12,430          5,958
     Impairment of oil and gas properties                                  28,189             --             --
     Exploration and abandonments                                           1,517            491             --
     Amortization of deferred charges                                         262          1,131            137
     Deferred income tax expense                                              (39)            --             --
     Allowance for doubtful accounts                                          208             --             --
     Other noncash                                                             --            103            (75)
     Compensation related to option settlement                                 --             --            656
     Gain on sale of oil and gas properties                                (3,261)        (1,067)            --
     Extraordinary loss resulting from early extinguishment of debt           348          6,017             --
     Gain on investment transactions                                         (534)            --             --
                                                                        ---------      ---------      ---------
                                                                           16,628         14,665          1,706

     Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                          1,485         (8,462)        (4,818)
        Decrease (increase) in other assets                                (3,585)        (1,076)          (216)
        Increase (decrease) in accounts payable                            10,822          6,067          3,745
        Increase (decrease) in other liabilities                             (318)         4,475          2,655
        Increase (decrease) in deferred revenue                                --         (3,319)         3,294
                                                                        ---------      ---------      ---------
            Net cash provided by operating activities                      25,032         12,350          6,366
                                                                        ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to oil and gas properties                                   (111,580)       (67,010)       (61,500)
   Proceeds from sale of oil and gas properties                            21,327          6,388             --
   Additions to other property and equipment                               (2,344)        (3,007)          (720)
   Advances on notes receivable - other                                        --           (500)            --
   Advances on affiliate notes receivable                                      --             --           (247)
                                                                        ---------      ---------      ---------
            Net cash used in investing activities                         (92,597)       (64,129)       (62,467)
                                                                        ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings under long-term debt                                         96,304        228,707         62,704
   Payments of long-term debt                                             (33,480)      (199,840)       (11,232)
   Proceeds from issuance of common stock, net                                 75         60,579             --
   Purchase of common stock                                                (3,763)            --             --
   Proceeds from redeemable predecessor capital                                --             --         10,000
   Deferred loan and financing costs                                         (574)        (8,191)        (2,587)
   Redemption of member's interest                                             --        (15,506)            --
   Distributions to members and withdrawals                                    --         (4,218)           (55)
                                                                        ---------      ---------      ---------
            Net cash provided by financing activities                      58,562         61,531         58,830
                                                                        ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (9,003)         9,752          2,729

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             12,618          2,866            137
                                                                        ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $   3,615      $  12,618      $   2,866
                                                                        =========      =========      =========


See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND NATURE OF OPERATIONS

     Costilla Energy, Inc. ("Costilla" or the "Company") was incorporated in Delaware in June 1996 to consolidate and continue the activities previously conducted by Costilla Energy, L.L.C., a Texas limited liability company, and its wholly owned subsidiaries, to acquire the assets of CSL Management Corporation ("CSL") (which owned certain office equipment used by the Company), and to acquire the stock of Valley Gathering Company ("Valley"). Costilla was formed for the purpose of conducting a $60 million initial public offering of common stock and a $100 million senior notes offering (the "Offerings"), which Offerings were completed in early October 1996.

     The Company is an oil and gas exploration and production concern with properties located principally in South and East Texas, the Rocky Mountains and the Permian Basin regions of the United States.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     As of December 31, 1997 and 1996, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company proportionately consolidates less than 100%-owned oil and gas partnerships and joint ventures in accordance with industry practice. All significant accounts and transactions between the Company and its subsidiaries have been eliminated.

     At December 31, 1996 Costilla had three wholly owned subsidiaries: (i) Costilla Petroleum Corporation, a Texas corporation ("CPC"), which operated properties owned by Costilla and owned minor interests in the same properties,
(ii) Statewide Minerals, Inc., a Texas corporation ("Statewide"), which had engaged in the purchase of small royalty and mineral interests; and (iii) Valley, which owned several small gas gathering systems, a small gas processing plant, certain salt water disposal systems and gas compressors. Costilla and CPC were the sole members of two Texas limited liability companies through which the Company's Moldovan operations are conducted.

     On January 1, 1997 CPC was merged into its parent and Costilla assumed the business, assets and liabilities of CPC. On March 1, 1997 Valley was merged into its parent and Costilla assumed the business, assets and liabilities of Valley. On March 5, 1997 Statewide was dissolved. This dissolution was effected for administrative purposes subsequent to the sale on December 31, 1996 of substantially all of the assets of Statewide for net proceeds of approximately $3.0 million. The remaining unsold producing oil and gas properties were transferred to Costilla on December 31, 1996.

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

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Concentrations of Credit Risk

     Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of unsecured accounts receivable from unaffiliated working interest owners and crude oil and natural gas purchasers. During the year ended December 31, 1997, the Company had sales to two customers each which exceeded 10% of total revenues, one for 14.5% and another for 12.2%. During the year ended December 31, 1996, the Company had sales to one customer which accounted for 11.2% of total revenues.

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

     Premiums paid for commodity option contracts and interest rate swap agreements which qualify as hedges are amortized to oil and gas sales and interest expense, respectively, over the terms of the agreements. Unamortized premiums are included in other assets in the consolidated balance sheet. Amounts receivable under the commodity option contracts and interest rate swap agreements are accrued as an increase in oil and gas sales and a reduction of interest expense, respectively, for the applicable periods. When these derivative financial instruments cease to qualify as hedges, these instruments are classified as investments held for trading purposes. Investments held for trading purposes are marked to market at the end of each reporting period and the net balance change is recorded as other income (loss) in the consolidated statement of operations for the applicable period.

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

     On sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On retirement or sale of a partial unit of proved property, the amount received is treated as a reduction of the cost of the interest retained.

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

     Impairment of Long-Lived Assets

     As of January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("FAS 121"). Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows, on a depletable unit basis, is less than the carrying amount of such assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset as determined based upon discounted future net cash flows.

     Deferred Charges

     The Company capitalized certain costs incurred in connection with the issuance of $100 million of senior notes and with obtaining the Revolving Credit Facility (see Note 7 for definitions and descriptions of each). These costs are being amortized over the lives of the related instruments.

     Revenue Recognition

     The Company uses the sales method of accounting for crude oil revenues. Under this method, revenues are recognized based on actual volumes of oil sold to purchasers.

     The Company uses the entitlements method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual production of natural gas. As of December 31, 1997, the Company had recorded a net gas imbalance receivable for gas previously produced of approximately $2,341,000, comprised of approximately 1,496,000 mcf at a net price of $1.56 per mcf.

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

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Earnings Per Share

     In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which simplifies the existing standards for computing earnings per share ("EPS") and makes them comparable to international standards. In accordance with the provisions of FAS 128, the Company adopted FAS 128 in its year ended December 31, 1997 financial statements, although no restatement of prior period EPS information has been necessary. Under FAS 128, primary EPS is replaced by "basic" EPS, which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully-diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the years ended December 31, 1997, 1996 and 1995, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted net loss per share were the same. Basic and diluted net income (loss) per share is reduced by the preferred return, accretion and redemption premium on redeemable members' capital for the years ended December 31, 1996 and 1995. For the periods prior to the Offerings, the weighted average shares outstanding attributable to predecessor capital are the 5,200,000 shares issued to the predecessor members upon conversion of the LLC.

     Environmental

     The Company is subject to extensive Federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally recorded at their undiscounted amounts unless the amount and timing of payments is fixed or reliably determinable.

     Reclassifications

     Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 and 1997 presentation.

(3)  ACQUISITION OF OIL AND GAS PROPERTIES

     On August 28, 1997, the Company consummated the purchase from Ballard Petroleum LLC ("Ballard") of certain oil and gas properties for an adjusted purchase price of approximately $41.2 million (the "Ballard Acquisition"). The properties are located primarily in the Rocky Mountain region of the United States. The transaction was accounted for using the purchase method. The results of operations of the acquired properties are included in the Consolidated Statements of Operations as of the acquisition closing date, August 28, 1997. In addition, the Company and Ballard have entered into an Acquisition and Exploration Agreement that establishes an area of mutual interest in the Rocky Mountain region in which the parties will jointly own, acquire, explore and develop oil and gas properties.

     On June 14, 1996, the Company consummated the purchase from Parker and Parsley Petroleum Company of certain oil and gas properties for an adjusted purchase price of approximately $38.7 million (the "1996 Acquisition"). The properties are located primarily in south and west Texas. The transaction was accounted for using the purchase method. The results of operations of the acquired properties are included in the Consolidated Statements of Operations as of the acquisition closing date, June 14, 1996. The Company subsequently sold for approximately $3.3 million its wholly-owned subsidiary, Costilla Pipeline Corporation, which owned the Three

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rivers Pipeline purchased in the 1996 Acquisition. Certain other acquired properties, which were located outside the Company's areas of strategic focus, were sold in 1996. No gain or loss was recorded on these sales.

     In June 1995 the Company acquired a group of oil and gas properties from Parker and Parsley Petroleum Company for an adjusted purchase price of approximately $46.6 million (the "1995 Acquisition"). The properties are located in the Permian Basin, Gulf Coast and Rocky Mountain regions. The transaction was accounted for using the purchase method. The results of operations of the acquired properties are included in the Consolidated Statements of Operations as of the acquisition date of June 12, 1995. Certain other acquired properties, which were located outside the Company's areas of strategic focus, were sold in 1995. No gain or loss was recorded on these sales.

     Pro Forma Results of Operations (unaudited)

     The following table reflects the pro forma results of operations as though the 1996 Acquisition , net of the related properties sold, and the Ballard Acquisition had occurred on January 1, 1996. The pro forma amounts are not necessarily indicative of the results that may be reported in the future.

                                                                                  YEARS ENDED
                                                                                  DECEMBER 31,
                                                                              1997           1996
                                                                           ------------  ------------
                                                                                (IN THOUSANDS)
Revenues ...............................................................     $ 82,189      $ 75,563
Net income (loss)  before extraordinary item ...........................      (39,029)        1,007
Net income (loss) per share before extraordinary item ..................        (3.76)         0.10

(4)  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company adopted FAS 121 effective as of January 1, 1995. FAS 121 requires that long-lived assets held and used by an entity, including oil and gas properties accounted for under the successful efforts method of accounting, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed of are to be accounted for at the lower of carrying amount or fair value less cost to sell when management has committed to a plan to dispose of the assets. All companies, including successful efforts oil and gas companies, were required to adopt FAS 121 for fiscal years beginning after December 15, 1995.

     In order to determine whether an impairment had occurred at December 31, 1997, the Company estimated the expected future cash flows of its oil and gas properties on a depletable unit basis and compared such future cash flows to the carrying amount of the related oil and gas properties to determine if the carrying amount was recoverable. If the costs of a depletable unit did not appear to be recoverable, impairment on the depletable unit was recorded equal to the difference between the estimated present value and the costs. These estimates of net undiscounted cash flow and estimated present values for the Company's total oil and gas reserves were based upon the non-escalated prices used in the Company's December 31, 1997 reserve report. Based on this process, a noncash pre-tax writedown of $28,189,000 in the carrying amount of the Company's proved properties was recorded at December 31, 1997. No writedown in the carrying amount of the Company's proved properties was recorded at December 31, 1996.

(5)  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes derivative financial instruments to manage well-defined interest rate and commodity price risks. The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements and its commodity hedges. The Company only deals with reputable financial

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

institutions as counterparties and anticipates that such counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counterparties.

     Commodity Hedges. The Company utilizes option contracts to hedge the effect of price changes on future oil and gas production. If market prices of oil and gas exceed the strike price of put options, the options will expire unexercised, therefore, reducing the effective price received for oil and gas sales by the cost of the related option. If market prices of oil and gas exceed the strike price of call options, the Company is obligated to pay the contracting counterparty an amount equal to the contracted volumes times the difference between the market price and the strike price, therefore, reducing the effective price received for oil and gas sales by the amount paid to the counterparty.

     The net effect of the Company's commodity hedging activities reduced oil and gas revenues by $1,226,000, $1,705,000, and $80,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at December 31, 1997:

                                                  OIL            GAS
                                              DAILY VOLUME   DAILY VOLUME                                   STRIKE PRICE
                                                (BBLS)          (MMBTU)               TERM                  PER BBL/MMBTU
                                              ------------   ------------          ------------             -------------
   Oil:
        1998 ...............................     6,500              --            Jan 98 - Aug 98         $18.50 - $22.55(a)
   Gas:
        1998 ...............................        --           5,000            Jan 98 - Oct 98             $2.00 (b)

------------------

     (a) Represents the strike prices of a collar established with the purchase of a put option contract and the sale of a call option contract.

     (b)  Represents the strike price on a purchased put option contract.

     In March 1998 the Company purchased put options on 40,000 Mmbtu of gas per day, establishing a floor price of $2.15 per Mmbtu, and sold call options on 40,000 Mmbtu of gas per day, establishing a ceiling price at $2.55 per Mmbtu, for the period April 1998 through October 1998.

     Interest Rate Swap Agreements. Prior to the Offerings, the Company utilized two interest rate swap agreements to reduce the potential impact of increases in interest rates on floating-rate long-term debt. Concurrent with the issuance of the $100 million of 10.25% fixed-rate senior notes in early October 1996, the two interest rate swap agreements ceased to be hedges. These interest rate swap agreements were marked-to-market and the related liability recorded. The liability for the two interest rate swap agreements was $1,712,000 at December 31, 1996. A $60 million interest rate swap agreement expired in May 1997. As a result of the Company's borrowings against its line of credit, which bears interest on a floating rate basis, the remaining $24 million interest rate swap agreement again fully qualified as a hedge in August 1997. At each borrowing date from October 1996 to August 1997, a portion of the interest rate swap agreement was marked-to-market with the resulting gains or losses recorded as investment income or loss while the hedge portion was being amortized over the remaining life of the agreement. As a result of expiration and marking the agreements to market, the Company recorded a net investment gain of approximately $510,000 during the year ended December 31, 1997. Concurrent with the payment of all of the Company's floating rate debt from proceeds of the 1998 Notes (as defined and discussed in Note 7), the interest rate swap agreement ceased to qualify as a hedge. As a result of marking-to-market the interest rate swap agreement at that time, the Company recorded an additional liability of approximately $23,000. The interest rate swap agreement in place as of December 31, 1997 has a notional amount of $24 million with a fixed rate of 7.5% and will expire in January, 1999.

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                      1997                       1996
                                                           ------------------------      --------------------
                                                             CARRYING       FAIR         CARRYING      FAIR
                                                             AMOUNT         VALUE         AMOUNT       VALUE
                                                           -----------    ---------      ----------   -------
Financial Assets:                                                           (IN THOUSANDS)
    Cash, cash equivalents and restricted cash .......     $   3,615     $   3,615     $  12,618     $  12,618
    Receivables (trade) ..............................         5,241         5,241         6,675         6,675
    Receivables (oil and gas sales) ..................         9,312         9,312         9,031         9,031
    Commodity option contracts .......................           190         1,488           592        (2,172)
    Gas imbalances receivable ........................         2,341         3,087            --            --
    Notes receivable - affiliate .....................           476           476           684           542
    Notes receivable - other .........................           250           250           500           500

Financial liabilities:
    Payables (trade) .................................        22,490        22,490        12,718        12,718
    Long-term debt ...................................       163,087       167,587       100,262       105,512
    Interest rate swap and option agreements .........           521           493         1,712         1,712

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

     Gas imbalances receivable: The carrying amount reflects the net quantity of gas imbalances receivable based upon current prices at December 31, 1997.

     Notes receivable-affiliate: The amounts reported relate to notes receivable from an affiliated company. The carrying amount reflects an estimate of net present value using an assumed annual interest rate of 9% based upon the anticipated note payment schedule.

     Long-term debt: The fair value of the Company's long-term debt is based upon the quoted market price for the senior notes at December 31, 1997 and 1996 and the carrying amounts outstanding under the two credit facilities at December 31, 1997 (see Note 7 for a complete discussion of long-term debt).

     Interest rate swap agreements: At December 31, 1997, the Company had an interest rate swap agreement outstanding with a notional amount of $24 million. This agreement is more fully described in Note 5. The carrying amount is equal to the sum of the unamortized premiums paid for the agreement and the fair value. The fair values

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of each of the open interest rate swap agreements was obtained from bank quotes and represent the estimated amount the Company would pay upon termination of the agreements at December 31, 1997 and 1996, taking into consideration interest rates at that date.

(7)  LONG-TERM DEBT

     Long-term debt consists of the following (thousands):

                                                                      DECEMBER 31,
                                                                 ---------------------
                                                                   1997         1996
                                                                 --------     --------
      10.25% Senior Notes due 2006 .........................     $100,000     $100,000
      Revolving Credit Facility ............................       33,000          100
      Acquisition Credit Facility ..........................       30,000           --
      Other notes payable ..................................          185          260
                                                                 --------     --------
                                                                  163,185      100,360
                   Less current maturities .................           98           98
                                                                 --------     --------
                                                                 $163,087     $100,262
                                                                 ========     ========

     In August 1997, the Company entered into a credit agreement (the "Revolving Credit Facility") with Bankers Trust Company, as agent, to refinance its existing bank indebtedness and to finance a portion of the Ballard Acquisition purchase price. The Revolving Credit Facility provides for a maximum availability of $75.0 million, $33.0 million of which was borrowed at December 31, 1997 against an available borrowing base of $36.5 million at such date. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at a floating rate which is at or above the Lender's prime rate or above the applicable Eurodollar rate, depending on the percentage of committed funds which have been borrowed. Interest is payable quarterly as to base rate loans, and at the end of the applicable interest period as to Eurodollar loans. The borrowing base of the Revolving Credit Facility is automatically reduced by 5% each quarter beginning in August 1999, and payments of principal are required in each quarter in which the outstanding principal balance is greater than the reduced borrowing base. The remaining balance is payable on August 28, 2002, the maturity date of the Revolving Credit Facility. Under the Revolving Credit Facility, the Company is obligated to pay certain fees to the lender, including a commitment fee based on the unused portion of the commitment. The Revolving Credit Facility contains customary restrictive covenants (including restrictions on the payment of dividends and the incurrence of additional indebtedness) and requires the Company to maintain (i) a current ratio of not less than 1.0 to 1.0, including amounts available under the Revolving Credit Facility and excluding current maturities under the Revolving Credit Facility and the Acquisition Credit Facility, (ii) a ratio of EBITDA to interest expense of not less than 2.50 to 1 and (iii) a minimum tangible net worth. Borrowings under the Revolving Credit Facility are secured by substantially all of the assets of the Company.

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

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In October 1996, the Company entered into a credit agreement (the "1996 Credit Facility") with NationsBank of Texas, N.A.. The 1996 Credit Facility provided for a revolving line of credit with the availability of funds and letters of credit being subject to a borrowing base determination at least semiannually. The borrowing base provided a maximum availability of $50.0 million (which amount was also the initial borrowing base), $100,000 of which was outstanding at December 31, 1996. Availability under the borrowing base was initially limited to $20.0 million for working capital and $30.0 million for acquisitions of oil and gas properties meeting certain criteria established by the lender. Borrowings under the 1996 Credit Facility bore interest, at the Company's option, at a floating rate which was at or above the NationsBank, N.A. prime rate or the LIBOR rate, depending on the percentage of committed funds which were borrowed. Interest was payable quarterly and principal was to be amortized in twelve equal installments commencing two years from the date of the credit agreement. Under the 1996 Credit Facility, the Company was obligated to pay certain fees to the lender, including a commitment fee which ranged from 0.30% to 0.40% based on the unused portion of the commitment. The 1996 Credit Facility contained customary restrictive covenants (including restrictions on the payment of dividends and the incurrence of additional indebtedness) and required the Company to maintain a current ratio of not less than 1.0 to 1.0, a ratio of Adjusted EBITDA to interest expense of not less than 2.0 to 1.0 and a minimum tangible net worth. Borrowings under the 1996 Credit Facility were secured by substantially all of the assets of the Company and any subsidiary of the Company that guaranteed the Company's obligations under the 1996 Credit Facility. None of the Company's subsidiaries guaranteed the Company's obligations under the 1996 Credit Facility.

     In June 1996, the Company entered into a loan agreement with NationsBridge, L.L.C. to provide financing of up to $125 million ("Bridge Loan"). The proceeds of this Bridge Loan were used to finance the 1996 Acquisition, to refinance the 1995 Credit Facility and for other general corporate purposes. The Company capitalized certain costs incurred in obtaining the Bridge Loan and amortized these costs over the estimated life of the Bridge Loan. Concurrent with the Offerings, the $2,665,000 remaining unamortized balance of these deferred charges were expensed as an extraordinary item.

     In June 1995, the Company entered into a Credit Agreement ("1995 Credit Facility") with a syndicate of banks to provide financing for an aggregate $185 million senior secured revolving line of credit ("Revolver Notes") and an aggregate $15 million in senior secured term notes ("Term Notes"). In June 1996, these notes in a total amount of $71,494,000 were paid off with a portion of the proceeds of the Bridge Loan. The Company capitalized certain costs incurred in obtaining the 1995 Credit Facility and amortized these costs over the lives of the notes. Concurrent with the Bridge Loan, the $1,640,000 remaining unamortized balance of these deferred charges were expensed as an extraordinary item.

     In January 1998, the Company issued an additional $80 million aggregate principal amount of 10.25% Senior Notes due October 1, 2006 (the " 1998 Notes"). The notes were sold at a premium (102.5%) and interest is payable April 1 and October 1, commencing April 1, 1998. The 1998 Notes may not be redeemed prior to October 1, 2001, and thereafter at a premium reducing to par, plus interest, by maturity. The 1998 Notes are subject to the same terms and conditions as the Notes. Net proceeds from the sale of the 1998 Notes of approximately $78.8

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million were used to repay the Acquisition Credit Facility in full, all but $500,000 of the Revolving Credit Facility and the remainder was used for general corporate working capital needs.

     In light of the issuance of the 1998 Notes and the concurrent repayment of the Acquisition Credit Facility , there are no current maturities of long-term debt. Therefore, all amounts owed under the Revolving Credit Facility and Acquisition Facility as of December 31, 1997 have been classified as long-term obligations.

     The Company paid interest on long-term debt of $12,198,937, $8,838,971 and $4,453,684 in 1997, 1996 and 1995, respectively.

(8)  INCOME TAXES

     Concurrent with the Offerings, the Company became a tax paying entity for U.S. Federal income tax purposes. At that date, the tax basis of the Company's assets and liabilities exceeded the book basis by approximately $3,500,000, resulting in a deferred tax asset of approximately $1,200,000. A valuation allowance was provided for 100% of this deferred tax asset.

     Income tax provision (benefit) and amounts separately allocated were as follows (thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                        --------------------
                                                         1997         1996
                                                        -------      -------
            Income (loss) before extraordinary item     $   152      $ 1,218

            Extraordinary loss resulting from early
               extinguishment of debt                      (129)      (1,042)
                                                        -------      -------

                                                        $    23      $   176
                                                        =======      =======

     In 1997, the Company's effective tax rate differs from the U.S. Federal statutory rate primarily because of a valuation allowance established for net operating loss carryforwards, as discussed below. The Company's effective tax rate does not differ materially from the U.S. Federal statutory rate in 1996.

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities were as follows:

                                                                           DECEMBER 31,
                                                                      ----------------------
                                                                        1997          1996
                                                                      --------      --------
         Deferred tax assets (liabilities):
            Net operating loss carryforwards                          $ 15,331      $  2,805
            Interest rate swap agreements                                  116           599
            Oil and gas properties, principally due
               to differences in depletion, impairment
               and the deduction of intangible drilling
               costs for tax purposes                                    1,253        (1,692)
            Other                                                        1,365            --
                                                                      --------      --------

         Net deferred tax asset                                         18,065         1,712
         Valuation allowance of net deferred tax asset                 (18,065)       (1,712)
                                                                      --------      --------
         Net deferred tax asset, net of valuation allowance           $     --      $     --
                                                                      ========      ========

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A valuation allowance is provided for when it is more likely than not that some portion of the deferred tax assets will not be realized. Due to uncertainties arising from a lack of earnings history and based on management's intentions to continue an aggressive drilling program (generating intangible drilling costs which are projected to create future losses for tax purposes), it does not appear more likely than not that the Company will be able to utilize all the available carryforwards prior to their ultimate expiration.

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $43.8 million, which are available to offset future regular taxable income, if any. The carryforwards expire December 31, 2011 and 2012.

(9)  COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases equipment and office facilities under operating leases on which rental expense for the years ended December 31, 1997, 1996 and 1995 was $376,978, $416,442 and $311,221, respectively. Future minimum lease commitments under noncancellable operating leases at December 31, 1997 are as follows (thousands):

                 1998..........................................    $    394,372
                 1999..........................................         376,699
                 2000..........................................         327,517
                 2001..........................................         352,302
                 2002..........................................         343,924
             Thereafter........................................       1,023,048

     Employment Agreements

     In 1996, the Company entered into employment agreements with four of its executive officers. The employment agreements are each for three years and each will automatically renew for successive one-year periods thereafter unless the employee is notified to the contrary. These employment agreements provide for base annual salary levels totaling $1,035,000 for 1998.

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

     Exploration and Development

     In July 1995, the Republic of Moldova (located in Eastern Europe between Romania and the Ukraine) granted a Concession Agreement to Resource Development Company Limited, L.L.C. ("Redeco"), an entity not affiliated with the Company. The Company paid Redeco $90,000 and agreed to bear the first $2.0 million of Concession expenses in return for a 50.0% interest in Redeco. Upon reaching the $2.0 million in 1996, Redeco elected, according to the agreement, to pay the Company for half of all amounts expended in excess of $750,000 plus interest. The Concession Agreement covers the entire country with respect to oil and gas and other minerals and continues for various time periods depending on the nature of the activity conducted. The Company has no

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

material fixed financial commitments with respect to the Concession. As of December 31, 1997, the Company's share of costs expended was $3,681,137.

     Letters of Credit

     As a result of certain bonding and hedging counterparty requirements, the Company has caused irrevocable letters of credit to be issued by a bank totaling $996,000. As of December 31, 1997, no amounts had been drawn on these letters of credit.

(10) 401(k) PLAN

     The Company has established a qualified cash or deferred arrangement under IRS code section 401(k) covering substantially all employees. Under the plan, the employees have an option to make elective contributions of a portion of their eligible compensation, not to exceed specified annual limitations, to the plan and the Company has an option to match a percentage of the employee's contribution. The Company has made matching contributions to the plan totaling $122,336, $58,713, and $22,531 in 1997, 1996 and 1995, respectively.

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

     Concurrent with the Offerings, NBCC's membership interest was redeemed for a total of $15,506,614 and 936,000 common shares were issued to NBCC. After accounting for the Underwriter's exercise of its over-allotment option in November 1996, NBCC owns 8.94% of the 10,475,000 common shares outstanding at December 31, 1996. The following table details the redemption price paid to
NBCC:

NBCC Preferred Capital Contribution .............................     $10,000,000
Preferred Return ................................................       2,732,376
                                                                      -----------
Adjusted NBCC Preferred Capital Contribution ....................      12,732,376

PLUS: 10% Redemption Premium ....................................       1,273,238
PLUS: Aggregate Redemption Price of NBCC's
            Redeemable Unrestricted Common Units ................       1,500,000
                                                                      -----------

Total Redemption Price Paid NBCC ................................     $15,505,614
                                                                      ===========

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In addition, a portion of NBCC's interest not subject to preferential return was classified as redeemable predecessor capital as the Company could have been be required to repurchase such interest upon the occurrence of certain events similar to those events requiring redemption of the redeemable predecessor capital described above and, in any event, on or after February 17, 2000. Such interest could have, at the Company's option, been repurchased to the extent the Company has exercised its right to redeem all or a portion of the redeemable members' interest subject to the preferential return. The redemption price the Company would have paid in either instance would be determined by the year in which the predecessor capital was repurchased, up to an aggregate of $5,500,000. Prior to the Offerings in October 1996, the ultimate redemption price of $5,500,000 was being accrued ratably over the period from February 17, 1995 through February 17, 2000 and was treated as a reduction of predecessor capital.

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

     The plan was amended during 1997 to provide that a total of 100,000 shares be authorized and reserved for issuance under this plan and that each person qualifying as an outside director shall receive an option for 5,000 shares each year that such person is elected as a director of the Company. During the year ended December 31, 1997, options on 15,000 shares were granted under this plan, leaving 85,000 options available for future grant under the plan as of December 31, 1997. The options granted during 1997 have a term of ten (10) years and an exercise price of $12.50 per share, a price equal to the market price on the date of grant. The weighted average fair value, as calculated under the provisions of FAS 123, of the options granted in 1997 was $8.56 per share.

     Bonus Incentive Plan

     The Bonus Incentive Plan provides that the Board of Directors each year may award bonuses in cash, Common Stock, or some combination thereof, to those officers, directors, employees and advisors of the Company or a subsidiary of the Company, who the Board of Directors determines have contributed to the success of the Company. A total of 150,000 shares of Common Stock has been authorized and reserved for issuance under the plan, subject to adjustments to reflect changes in the Company's capitalization resulting from stock splits, stock dividends and similar events. All officers, directors, employees and advisors of the Company or a subsidiary of the Company who have completed a minimum of 180 days of service and are employed or retained by the Company or such subsidiary on the last day of the plan year, other than such persons who own ten percent or more of the

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outstanding shares of the Common Stock during that year, are eligible to participate in the plan. Bonus awards will be determined based upon a number of factors, including performance and salary level of the participant and the financial performance of the Company and its subsidiaries. Bonuses will be awarded after review and upon approval of the Board of Directors, subject to the terms and conditions of the plan.

     The plan was amended during 1997 to provide that the plan be administered by the Compensation Committee of the Board of Directors, that awards of incentive compensation under this plan be made within 120 days after the expiration of each fiscal year and the removal of the exclusion of ten percent or more shareholders as eligible participants in the plan. During the year ended December 31, 1997, 4,500 shares were issued under this plan at the current market price of $13.38 per share.

     1996 Stock Option Plan

     The 1996 Stock Option Plan provides for the grant of both incentive stock options and non-qualifying stock options, as well as limited stock appreciation rights and supplemental bonuses, to the employees of the Company and its subsidiaries, including officers and directors who are salaried employees. A total of 850,000 shares of Common Stock has been authorized and reserved for issuance under the plan, subject to adjustments to reflect changes in the Company's capitalization resulting from stock splits, stock dividends and similar events. The plan is administered by the Board of Directors. The Board of Directors has the sole authority to interpret the plan, to determine the persons to whom the options will be granted, to determine the basis upon which the options will be granted, and to determine the exercise price, duration and other terms of the options to be granted under the plan; provided that (a) the exercise price of each option granted under the plan may not be less than the fair market value of the Common Stock on the date the option is granted (and for incentive stock options, 110% of fair market value if the employee is the beneficial owner of 10% or more the Company's voting securities), (b) the exercise price must be paid in cash, by surrendering previously owned shares of Common Stock upon the exercise of the option or by a promissory note or broker-assisted cashless exercise approved by the Board of Directors, (c) the term of the option may not exceed ten years, and (d) no option is transferable other than by will, the laws of descent and distribution or pursuant to a qualified domestic relations order. Limited stock appreciation rights may be granted under the plan with respect to specified options, allowing the option holder to receive, in cash, the difference between the exercise price and the market value in the event of a change in control of the Company. The Board of Directors may also grant supplemental bonuses under the plan which are cash bonuses not to exceed the amount of income tax liability incurred by a plan participant upon the exercise of a non-qualifying stock option or a limited stock appreciation right with respect to which the bonus was granted. The Board of Directors may amend without stockholder approval, in any respect other than any amendment that requires stockholder approval by law, and may modify any outstanding option, including the repricing of non-qualifying options, with the consent of the option holder. There are currently approximately 135 employees who are eligible to participate in the plan.

     The plan was amended during 1997 to provide that the plan be administered by the Compensation Committee of the Board of Directors and that a total of 1,250,000 shares be authorized and reserved for issuance under this plan.

     No options were issued under this plan during 1997. During 1996, the Company granted 711,750 stock options pursuant to the 1996 Stock Option Plan,of which 1,500 shares were exercised in 1997. There were 547,750 options available for future grant under the plan as of December 31, 1997. The options granted during 1996 have a term of ten (10) years and an exercise price of $12.50 per share, a price equal to the market price on the date of the grant. The weighted average fair value, as calculated under the provision of SFAS 123, of the options granted in 1996 was $6.73 per share.

     The Company applies APB 25 and related Interpretations in accounting for its stock option awards. Accordingly, no compensation expense has been recognized for its stock option awards. If compensation expense for the stock option awards had been determined consistent with SFAS 123, the Company's net loss and net loss per share, for the year ended December 31, 1997 and 1996 would have been adjusted to the following pro forma amounts:

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            1997               1996
                                                       -------------      -------------
            Net loss                                   $ (37,740,000)     $  (6,285,276)

            Net loss per share                                 (3.63)             (1.58)

     Under SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996:

                                                      1997                  1996
                                                   ----------          -------------
          Risk-free interest rate                      6.25%               6.25%
          Expected life                              5 years             5 years
          Expected volatility                            80%                 54%
          Expected dividend yield                         0%                  0%

(13) RELATED PARTY TRANSACTIONS

     Certain members and officers of the Company have owned interests in and held positions with A&P Meter Service and Supply, Inc. ("A&P"), CSL, 511 Tex L.C. ("511 Tex"), and Valley.

     Advances from the Company to A&P have been consolidated into two promissory notes. The first note, which was originally executed December 31, 1994, totals $390,000, including accrued interest. The note bears interest at a floating rate equal to the "prime rate" plus 1.0%. No principal or interest payments are due until the maturity of the note at December 31, 2004. The note is secured by a second lien on A&P's accounts receivable, inventory and equipment. The second note is in the amount of $294,000, including accrued interest and is dated May 22, 1996. The note is unsecured and is payable upon demand. During 1997, the Company created an allowance of $208,000 related to these notes to reflect the estimated present value of anticipated future payments on these notes. During 1997, 1996 and 1995, the Company paid $561,343, $520,519 and $612,139, respectively, to A&P for goods and services provided.

     During 1996 and 1995, the Company paid $517,352 and $592,920, respectively, to CSL for management fees and lease payments on equipment.

     During 1996 and 1995, the Company paid $50,742 and $67,896, respectively, to 511 Tex for office rent.

     During 1996 and 1995 the Company paid $484,000 and $440,884, respectively, to Valley for gas compression and salt water disposal charges. During 1996 and 1995, Valley paid the Company $383,139 and $109,399, respectively, for operating costs of its salt water disposal wells and gas compressors.

     During 1996 and 1995 the LLC paid $75,000 each year to NationsBank Capital Corp. for management fees. No management fees are due to NationsBank Capital Corp. for any period subsequent to the Offerings.

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) OIL AND GAS EXPENDITURES

The following table reflects costs incurred in oil and gas property acquisition, exploration and development activities:

                                                           YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------------
                                                 1997                1996                1995
                                             -----------         -----------         -----------
                                                                 (THOUSANDS)
Property acquisition costs:
     Proved                                  $    25,731         $    39,505         $    52,470
     Unproved                                     32,415                 721               1,742
Exploration                                       16,194               6,760               5,627
Development                                       43,942              17,723                 158
                                             -----------         -----------         -----------
                                             $   118,282         $    64,709         $    59,997
                                             ===========         ===========         ===========

(15) SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

     The estimates of proved oil and gas reserves, which are located principally in the United States, were prepared by the Company as of December 31, 1997 and 1995 and by Williamson Petroleum Consultants as of December 31, 1996. Williamson Petroleum Consultants performed a review of approximately 72% of the Company's estimated United States reserves as of December 31, 1997 (on a PV-10 basis). The Moldova reserve estimates were prepared by W. Scott Epley, P.E. as of December 31, 1997. Reserves were estimated in accordance with guidelines established by the SEC and FASB which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. The Company has presented the United States reserve estimates utilizing an oil price of $15.29 per Bbl and a gas price of $2.20 per Mcf as of December 31, 1997 and an oil price of $24.17 per Bbl and a gas price of $3.96 per Mcf as of December 31, 1996. The Company has presented the Moldovan reserve estimates utilizing an oil price of $16.00 per Bbl and a gas price of $2.08 per Mcf as of December 31, 1997.

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

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      UNITED STATES                    MOLDOVA                      TOTAL
                                            -------------------------------     ---------------------     -----------------------
                                             OIL AND               NATURAL       OIL AND     NATURAL       OIL AND        NATURAL
                                            CONDENSATE              GAS         CONDENSATE     GAS        CONDENSATE        GAS
                                             (MBbls)               (MMcf)        (MBbls)      (MMcf)        (MBbls)        (MMcf)
                                             --------             --------      --------     --------      --------      --------
Total Proved Reserves:
Balance, January 1, 1995 ...............        4,009               27,512            --           --         4,009        27,512
     Revisions of previous estimates ...         (570)                 425            --           --          (570)          425
     Extensions and discoveries ........          605                8,922            --           --           605         8,922
     Production ........................         (950)              (4,806)           --           --          (950)       (4,806)
     Purchases of minerals-in-place ....        7,694               46,099            --           --         7,694        46,099
                                             --------             --------      --------     --------      --------      --------

Balance, December 31, 1995 .............       10,788               78,152            --           --        10,788        78,152
     Revisions of previous estimates ...        1,782                5,440            --           --         1,782         5,440
     Extensions and discoveries ........        1,169               13,581            --           --         1,169        13,581
     Production ........................       (1,726)              (9,205)           --            --       (1,726)       (9,205)
     Sales of minerals-in-place ........         (119)                (482)           --           --          (119)         (482)
     Purchases of minerals-in-place ....        5,106               32,786            --           --         5,106        32,786
                                             --------             --------      --------     --------      --------      --------

Balance, December 31, 1996 .............       17,000              120,272            --           --        17,000       120,272
     Revisions of previous estimates ...       (3,651)               3,064            --           --        (3,651)        3,064
     Extensions and discoveries ........        2,465               58,888           395        1,318         2,860        60,206
     Production ........................       (2,175)             (14,698)           --           --        (2,175)      (14,698)
     Sales of minerals-in-place ........       (2,065)             (27,743)           --           --        (2,065)      (27,743)
     Purchases of minerals-in-place ....        2,983                7,536            --           --         2,983         7,536
                                             --------             --------      --------     --------      --------      --------

Balance, December 31, 1997 .............       14,557              147,319           395        1,318        14,952       148,637
                                             ========             ========      ========     ========      ========      ========

Proved Developed Reserves:
     December 31, 1994 .................        2,632               16,340            --           --         2,632        16,340
     December 31, 1995 .................        8,566               57,393            --           --         8,566        57,393
     December 31, 1996 .................       14,018               90,023            --           --        14,018        90,023
     December 31, 1997 .................       10,646               84,558            --          359        10,646        84,917

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

     Discounted future cash flow estimates like those shown below are not intended to represent estimates of the fair value of oil and gas properties. Estimates of fair value should also consider probable reserves, anticipated future oil and gas prices, interest rates, changes in development and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair value is necessarily subjective and imprecise.

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------------
                                                                                  1997            1996           1995
                                                                                ---------      ---------      ---------
                                                                                              (THOUSANDS)
                      UNITED STATES
Future cash flows .........................................................     $ 547,584      $ 887,100      $ 350,653
Future costs:
     Production ...........................................................      (205,454)      (323,288)      (145,510)
     Development ..........................................................       (41,291)       (25,469)       (16,806)
                                                                                ---------      ---------      ---------

Future net cash flows before income taxes .................................       300,839        538,343        188,337
Future income taxes .......................................................        31,249        144,836             --
                                                                                ---------      ---------      ---------
Future net cash flows .....................................................       269,590        393,507        188,337
10% annual discount for estimated timing of
     cash flows ...........................................................       (95,704)      (165,273)       (75,041)
                                                                                ---------      ---------      ---------

Standardized measure of discounted net cash flows .........................     $ 173,886      $ 228,234      $ 113,296
                                                                                =========      =========      =========


                         MOLDOVA
Future cash flows .........................................................     $   9,063      $      --      $      --
Future costs:
     Production ...........................................................        (1,943)            --             --
     Development ..........................................................        (2,572)            --             --
                                                                                ---------      ---------      ---------

Future net cash flows before income taxes .................................         4,548             --             --
Future income taxes .......................................................           951             --             --
                                                                                ---------      ---------      ---------
Future net cash flows .....................................................         3,597             --             --
10% annual discount for estimated timing of
     cash flows ...........................................................        (1,560)            --             --
                                                                                ---------      ---------      ---------

Standardized measure of discounted net cash flows .........................     $   2,037      $      --      $      --
                                                                                =========      =========      =========

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------------
                                                                                  1997           1996           1995
                                                                                ---------      ---------      ---------
                                                                                              (THOUSANDS)
                                TOTALS
Future cash flows .........................................................     $ 556,647      $ 887,100      $ 350,653
Future costs:
     Production ...........................................................      (207,397)      (323,288)      (145,510)
     Development ..........................................................       (43,863)       (25,469)       (16,806)
                                                                                ---------      ---------      ---------

Future net cash flows before income taxes .................................       305,387        538,343        188,337
Future income taxes .......................................................        32,200        144,836             --
                                                                                ---------      ---------      ---------
Future net cash flows .....................................................       273,187        393,507        188,337
10% annual discount for estimated timing of
     cash flows ...........................................................       (97,264)      (165,273)       (75,041)
                                                                                ---------      ---------      ---------

Standardized measure of discounted net cash flows .........................     $ 175,923      $ 228,234      $ 113,296
                                                                                =========      =========      =========

Changes in Standardized Measure of Discounted Future Net Cash Flows From Proved
     Reserves (In Thousands)

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                     ---------------------------------------
                                                                                       1997            1996           1995
                                                                                     ---------      ---------      ---------
                                                                                                    (THOUSANDS)
                             UNITED STATES
Increase (decrease):
     Purchase of minerals-in place .............................................     $  22,753      $  49,966      $  77,343
     Extensions and discoveries and improved recovery, net
        of future production and development costs .............................        69,140         25,910          9,799
     Accretion of discount .....................................................        22,823         11,330          3,678
     Net change in sales prices net of production costs ........................      (170,943)       108,160         (3,422)
     Changes in estimated future development costs .............................         2,515          4,187         (2,419)
     Revisions of quantity estimates ...........................................       (17,890)        29,485         (2,855)
     Net change in income taxes ................................................        63,408        (83,570)            --
     Sales, net of production costs ............................................       (42,271)       (32,146)       (11,338)
     Sales of minerals in place ................................................       (29,975)        (1,330)            --
     Changes of production rates (timing) and other ............................        26,092          2,946          5,731
                                                                                     ---------      ---------      ---------

        Net increase (decrease) ................................................       (54,348)       114,938         76,517

     Standardized measure of discounted future net cash flows:
            Beginning of period ................................................       228,234        113,296         36,779
                                                                                     ---------      ---------      ---------

            End of period ......................................................     $ 173,886      $ 228,234      $ 113,296
                                                                                     =========      =========      =========

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------
                                                                     1997           1996           1995
                                                                   ---------      ---------      ---------
                                                                                 (THOUSANDS)
                                MOLDOVA
Increase (decrease):
     Purchase of minerals-in place ...........................     $      --      $      --      $      --
     Extensions and discoveries and improved recovery, net
        of future production and development costs ...........         2,576             --             --
     Accretion of discount ...................................            --             --             --
     Net change in sales prices net of production costs ......            --             --             --
     Changes in estimated future development costs ...........            --             --             --
     Revisions of quantity estimates .........................            --             --             --
     Net change in income taxes ..............................          (539)            --             --
     Sales, net of production costs ..........................            --             --             --
     Sales of minerals in place ..............................            --             --             --
     Changes of production rates (timing) and other ..........            --             --             --
                                                                   ---------      ---------      ---------

        Net increase (decrease) ..............................         2,037             --             --

     Standardized measure of discounted future net cash flows:
            Beginning of period ..............................            --             --             --
                                                                   ---------      ---------      ---------

            End of period ....................................     $   2,037      $      --      $      --
                                                                   =========      =========      =========

                                TOTALS
Increase (decrease):
     Purchase of minerals-in place ...........................     $  22,753      $  49,966      $  77,343
     Extensions and discoveries and improved recovery, net
        of future production and development costs ...........        71,716         25,910          9,799
     Accretion of discount ...................................        22,823         11,330          3,678
     Net change in sales prices net of production costs ......      (170,943)       108,160         (3,422)
     Changes in estimated future development costs ...........         2,515          4,187         (2,419)
     Revisions of quantity estimates .........................       (17,890)        29,485         (2,855)
     Net change in income taxes ..............................        62,869        (83,570)            --
     Sales, net of production costs ..........................       (42,271)       (32,146)       (11,338)
     Sales of minerals in place ..............................       (29,975)        (1,330)            --
     Changes of production rates (timing) and other ..........        26,092          2,946          5,731
                                                                   ---------      ---------      ---------

        Net increase (decrease) ..............................       (52,311)       114,938         76,517

     Standardized measure of discounted future net cash flows:
            Beginning of period ..............................       228,234        113,296         36,779
                                                                   ---------      ---------      ---------

            End of period ....................................     $ 175,923      $ 228,234      $ 113,296
                                                                   =========      =========      =========

     The 1997 future cash flows shown above include amounts attributable to proved undeveloped reserves requiring approximately $42.5 million of future development costs. If these reserves are not developed, the standardized measure of discounted future net cash flows for 1997 shown above would be reduced by approximately $42.3 million.

                                 EXHIBIT INDEX



             EXHIBIT
             NUMBER          DESCRIPTION OF EXHIBIT
             -------         ----------------------
             *3.1            Certificate of Incorporation of the Company

             *3.2            Bylaws of the Company

             *4.1            Form of Notes or Global Certificate (included as
                             Exhibit A to Exhibit 4.2)

             *4.2 Indenture dated as of October 1, 1996 by and between State Street Bank and Trust Company, as
                             Trustee, and the Company, as Issuer

             #4.3 First Supplemental Indenture dated January 16, 1998 by and between State Street Bank and Trust Company, as Trustee, and the Company, as Issuer (including form of Global Certificate)

             #4.4            Form of Note

            **4.5            Form of Stock Certificate

            *10.1            Lease Agreement dated January 12, 1996 between
                             Independence Plaza,Ltd. and Costilla Energy, L.L.C.

            *10.2            Concession Agreement dated July 6, 1995 between the
                             Government of the Republic of Moldova and Resource
                             Development Company Ltd., L.L.C. (DE)

            *10.3            Consolidation Agreement dated October 8, 1996

            *10.4            1996 Stock Option Plan

            *10.5            Employment Agreement between the Company and Bobby
                             W. Page effective June 30, 1996

            *10.6            Employment Agreement between the Company and Cadell
                             S. Liedtke effective October 8, 1996




             EXHIBIT
             NUMBER          DESCRIPTION OF EXHIBIT
             -------         ----------------------
            *10.7            Employment Agreement between the Company and
                             Michael J. Grella effective October 8, 1996

            *10.8            Employment Agreement between the Company and Henry
                             G. Musselman effective October 8, 1996

            *10.9 Purchase and Sale Agreement dated March 8, 1996 by and between Parker & Parsley Development L.P.,
                             Parker & Parsley Producing L.P. and Parker &
                             Parsley Gas Processing Co., as Seller, and
                             Costilla Petroleum Corporation and Costilla
                             Energy, L.L.C., as Purchaser

           *10.10            Bonus Incentive Plan

           +10.11            First and Second Amendments to Stock Option Plan of
                             Costilla Energy, Inc.

           +10.12            First Amendment to Outside Directors Stock Option
                             Plan of Costilla Energy, Inc.

           +10.13            First, Second and Third Amendments to Bonus
                             Incentive Plan of Costilla Energy, Inc.

          ++10.14 Purchase and Sale Agreement dated July 2, 1997 between Ballard Petroleum LLC, as seller, and the Company, as buyer

          ++10.15 Acquisition and Exploration Agreement effective as of July 1, 1997 by and between Ballard Petroleum,
                             LLC and the Company

           #10.16            Purchase Agreement dated January 14, 1998 among BT
                             Alex. Brown Incorporated and Prudential Securities
                             Incorporated, as Initial Purchasers, and the Company, as Issuer

           #10.17            Registration Rights Agreement dated January 16,
                             1998 among BT Alex. Brown Incorporated and
                             Prudential Securities Incorporated, as Initial
                             Purchasers, and the Company, as Issuer

           #10.18            Amendment to Employment Agreement between the
                             Company and Cadell S. Liedtke dated April 15, 1997

           #10.19            Amendment to Employment Agreement between the
                             Company and Michael J. Grella dated April 15, 1997

           #10.20            Amendment to Employment Agreement between the
                             Company and Henry G. Musselman dated April 15,
                             1997

           #10.21            Second Amendment to Employment Agreement between
                             the Company and Henry G. Musselman dated April 15,
                             1997

           #10.22            Amendment to Employment Agreement between the
                             Company and Bobby W. Page dated April 15, 1997

            #12.1            Computation of Ratio of Adjusted EBITDA to Interest
                             Expense

            #21.1            Subsidiaries of the Registrant




            EXHIBIT
            NUMBER           DESCRIPTION OF EXHIBIT
            -------          ----------------------
            #23.1            Consent of KPMG Peat Marwick LLP

            #23.2            Consent of Williamson Petroleum Consultants

            #23.3            Consent of W. Scott Epley, P.E.

            #24.1            Power of Attorney

            #24.2 Certified copy of resolution of Board of Directors of Costilla Energy, Inc. authorizing signature by Power of Attorney

            #27.1            Financial Data Schedule



         * Incorporated by reference to Registration Statement on Form S-1, File No. 333-08909.

         ** Incorporated by reference to Registration Statement on Form S-1, File No. 333-08913.

         + Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

         ++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

         #        Filed herewith.