Form 10-Q
period 1998-03-31
COSTILLA ENERGY INC
filed 1998-05-15
CIK 1018980

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ------------------------

                                  FORM 10-Q

      [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                     or

      [ ]     Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
              For the transition period from _______ to _______

                         COMMISSION FILE NO. 0-21411

                            ------------------------

                            COSTILLA ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                            ------------------------



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

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES  [X]           NO  [ ]



NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 14, 1998 . . .  9,981,000


================================================================================

                            COSTILLA ENERGY, INC.

                                  FORM 10-Q

                              TABLE OF CONTENTS



                                                                                                 Page
                                                                                                 ----

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 1998 (unaudited) and
               December 31, 1997 .................................................................  3

           Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997 (unaudited) .........................................  4

           Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 (unaudited) .........................................  5

           Notes to Consolidated Financial Statements (unaudited) ................................. 6

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations ............................................... 10


                           PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K ...................................................... 16

Signatures........................................................................................ 17


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                              COSTILLA ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     MARCH 31,      DECEMBER 31,
                                                                        1998           1997
                                                                    -----------     ------------
                                    ASSETS                          (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                         $   3,473      $   3,615
   Accounts receivable:
       Trade, net                                                        7,019          5,241
       Oil and gas sales                                                 7,623          9,312
   Prepaid and other current assets                                      1,789            912
                                                                     ---------      ---------
           Total current assets                                         19,904         19,080
                                                                     ---------      ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Oil and gas properties, using the successful efforts
     method of accounting:
       Proved properties                                               221,843        199,355
       Unproved properties                                              41,639         35,971
   Accumulated depletion, depreciation and amortization                (76,577)       (71,152)
                                                                     ---------      ---------

                                                                       186,905        164,174
   Other property and equipment, net                                     3,684          3,766
                                                                     ---------      ---------

           Total property, plant and equipment                         190,589        167,940
                                                                     ---------      ---------

OTHER ASSETS:
   Deferred charges                                                      6,917          4,212
   Other                                                                 2,333          2,856
                                                                     ---------      ---------
           Total other assets                                            9,250          7,068
                                                                     ---------      ---------

                                                                     $ 219,743      $ 194,088
                                                                     =========      =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                              $      98      $      98
   Trade accounts payable                                               22,002         22,490
   Undistributed revenue                                                 3,271          4,566
   Other current liabilities                                             7,736          3,437
                                                                     ---------      ---------

           Total current liabilities                                    33,107         30,591
                                                                     ---------      ---------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                195,519        163,087
                                                                     ---------      ---------
OTHER NONCURRENT LIABILITIES                                               185           --
                                                                     ---------      ---------


STOCKHOLDERS' EQUITY :
   Preferred stock, $.10 par value (3,000,000 shares authorized;
     no shares outstanding)                                               --             --
   Common stock, $.10 par value (20,000,000 shares authorized;
     9,981,000 shares outstanding at March 31, 1998 and
     10,150,500 shares outstanding at December 31, 1997)                   998          1,015
   Additional paid-in capital                                           35,600         37,425
   Retained deficit                                                    (45,666)       (38,030)
                                                                     ---------      ---------

           Total stockholders' equity                                   (9,068)           410
                                                                     ---------      ---------

COMMITMENTS AND CONTINGENCIES                                             --             --
                                                                     ---------      ---------

                                                                     $ 219,743      $ 194,088
                                                                     =========      =========



See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         ----------------------
                                                                           1998          1997
                                                                         --------      --------
REVENUES:
  Oil and gas sales                                                      $ 15,345      $ 19,613
  Interest and other                                                          205           795
  Gain on sale of assets                                                      337           (30)
                                                                         --------      --------

                                                                           15,887        20,378
                                                                         --------      --------

EXPENSES:

  Oil and gas production                                                    6,785         7,369
  General and administrative                                                2,493         1,515
  Exploration and abandonments                                              3,151         1,340
  Depreciation, depletion and amortization                                  6,059         4,914
  Interest                                                                  4,739         2,708

                                                                         --------      --------

                                                                           23,227        17,846
                                                                         --------      --------

    Income (loss) before federal income taxes and extraordinary item       (7,340)        2,532
PROVISION FOR FEDERAL INCOME TAXES
  Current                                                                    --              62
  Deferred                                                                   --             191
                                                                         --------      --------

    Income (loss) before extraordinary item                                (7,340)        2,279

    Extraordinary loss resulting from early extinguishment of debt           (299)         --
                                                                         --------      --------


NET INCOME (LOSS)                                                        $ (7,639)     $  2,279
                                                                         ========      ========

INCOME (LOSS)  PER SHARE:
  Income (loss) before extraordinary item                                $  (0.73)     $   0.22


  Extraordinary loss resulting from early extinguishment of debt            (0.03)         --
                                                                         --------      --------

  NET INCOME (LOSS)                                                      $  (0.76)     $   0.22
                                                                         ========      ========


WEIGHTED AVERAGE SHARES OUTSTANDING                                        10,073        10,476
                                                                         ========      ========


See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ----------------------
                                                                           1998          1997
                                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   NET INCOME (LOSS)                                                     $ (7,639)     $  2,279

   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
      CASH PROVIDED BY OPERATING ACTIVITIES:

      Depreciation, depletion and amortization                              6,059         4,914
      Impairment of oil and gas properties                                   --            --
      Exploration and abandonments                                            194            47
      Amortization of deferred charges                                         97           151
      Deferred income tax expense                                            --             191
      Gain on sale of oil and gas properties                                 (337)           30
      Extraordinary loss resulting from early extinguishment of debt          299          --
      Gain on investment transactions                                          (5)         (757)
                                                                         --------      --------

                                                                           (1,332)        6,855

      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                            (89)         (621)
        Decrease (increase) in other assets                                  (410)         (407)
        Increase (decrease) in accounts payable                            (1,783)        5,015
        Increase (decrease) in other liabilities                            4,489         2,618
                                                                         --------      --------

            Net cash provided by operating activities                         875        13,460
                                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to oil and gas properties                                    (30,768)      (15,207)
   Proceeds from sale of oil and gas properties                             2,500           867
   Additions to other property and equipment                                 (198)         (671)

                                                                         --------      --------

            Net cash used in investing activities                         (28,466)      (15,011)
                                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings under long-term debt                                         95,000          --
   Payments of long-term debt                                             (62,520)          (18)
   Proceeds from issuance of common stock, net                               --              14
   Purchase of common stock                                                (1,841)         --
   Deferred loan and financing costs                                       (3,190)          (61)
                                                                         --------      --------

            Net cash provided by (used in) financing activities            27,449           (65)
                                                                         --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (142)       (1,616)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              3,615        12,618
                                                                         --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  3,473      $ 11,002
                                                                         ========      ========



See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The interim financial information as of March 31, 1998, and for the three months ended March 31, 1998 and 1997, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997.

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


2. DERIVATIVE FINANCIAL INSTRUMENTS

         The Company utilizes derivative financial instruments to manage well-defined interest rate and commodity price risks. The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements and its commodity hedges. The Company only deals with reputable financial institutions as counterparties and anticipates that such counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counterparties.


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

         The following table sets forth the future volumes hedged by year and the strike prices of the option contracts at March 31, 1998:


                                            OIL                 GAS
                                          VOLUME               VOLUME               STRIKE PRICE
                                          (BBLS)              (MMBTU)               PER BBL/MMBTU
                                        ------------       ---------------       ------------------
   Oil:

       1998 (through August, 1998)          994,500                     -         $18.50 - $22.55(a)
   Gas:
       1998 (through October, 1998)               -             1,070,000              $2.00(b)
       1998 (through October, 1998)               -             8,560,000         $2.40(c) - $2.55(a)

--------------------

         (a) Represents the strike prices of a collar established with the purchase of a put option contract and the sale of a call option contract.
         (b)   Represents the strike price on purchased put option contracts.
         (c)   $2.15 per Mmbtu for April 1998.

         Interest Rate Swap Agreements. Prior to the Offerings, the Company utilized two interest rate swap agreements to reduce the potential impact of increases in interest rates on floating-rate long-term debt. Concurrent with the issuance of the $100 million of 10.25% fixed-rate senior notes in early October 1996, the two interest rate swap agreements ceased to be hedges. These interest rate swap agreements were marked-to-market and the related liability recorded. The liability for the two interest rate swap agreements was $1,712,000 at December 31, 1996. A $60 million interest rate swap agreement expired in May 1997. As a result of the Company's borrowings against its line of credit, which bears interest on a floating rate basis, the remaining $24 million interest rate swap agreement again fully qualified as a hedge in August 1997. At each borrowing date from October 1996 to August 1997, a portion of the interest rate swap agreement was marked-to-market with the resulting gains or losses recorded as investment income or loss while the hedge portion was being amortized over the remaining life of the agreement. As a result of marking the agreements to market, the Company recorded net investment gains of approximately $4,000 and $541,000 for the three months ended March 31, 1998 and 1997, respectively. Concurrent with the payment of all of the Company's floating rate debt from proceeds of the 1998 Notes (as defined and discussed in Note 4), the interest rate swap agreement ceased to qualify as a hedge. As a result of marking-to-market the interest rate swap agreement at that time, the Company recorded an additional liability of approximately $23,000. The interest rate swap agreement in place as of March 31, 1998 has a notional amount of $24 million with a fixed rate of 7.5% and will expire in January, 1999. As of March 31, 1998, the carrying value of the interest swap agreement was a liability of approximately $422,000.


3. ACQUISITIONS

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

         Pro Forma Results of Operations

         The following table reflects the pro forma results of operations for the three months ended March 31, 1997, as though the Ballard Acquisition occurred as of January 1, 1997. The pro forma amounts are not necessarily indicative of results that may be reported in the future.


                                                          THREE MONTHS ENDED
                                                              MARCH 31, 1997
                                                          ----------------------
                                                              (in thousands)
Revenues                                                        $ 23,440
Net income before extraordinary items                              1,588
Net income per share before extraordinary items                 $   0.15


4. LONG TERM DEBT

         In August 1997, the Company entered into a credit agreement (the "Revolving Credit Facility") with Bankers Trust Company, as agent, to refinance its existing bank indebtedness and to finance a portion of the Ballard Acquisition purchase price. The Revolving Credit Facility provides for a maximum availability of $75.0 million, $13.5 million of which was borrowed at March 31, 1998 against an available borrowing base of $40.0 million at such date. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at a floating rate which is at or above the Lender's prime rate or above the applicable Eurodollar rate, depending on the percentage of committed funds which have been borrowed. Interest is payable quarterly as to base rate loans, and at the end of the applicable interest period as to Eurodollar loans. The borrowing base of the Revolving Credit Facility is automatically reduced by 5% each quarter beginning in August 1999, and payments of principal are required in each quarter in which the outstanding principal balance is greater than the reduced borrowing base. The remaining balance is payable on August 28, 2002, the maturity date of the Revolving Credit Facility. Under the Revolving Credit Facility, the Company is obligated to pay certain fees to the lender, including a commitment fee based on the unused portion of the commitment. The Revolving Credit Facility contains customary restrictive covenants (including restrictions on the payment of dividends and the incurrence of additional indebtedness) and requires the Company to maintain (i) a current ratio of not less than 1.0 to 1.0, including amounts available under the Revolving Credit Facility and excluding current maturities under the Revolving Credit Facility and the Acquisition Credit Facility, (ii) a ratio of EBITDA to interest expense of not less than 2.50 to 1 and (iii) a minimum tangible net worth. Borrowings under the Revolving Credit Facility are secured by substantially all of the assets of the Company.

         Contemporaneous with entering into the Revolving Credit Facility, the Company also entered into a second credit agreement (the "Acquisition Credit Facility") to provide the remaining financing for the Ballard Acquisition. The Acquisition Credit Facility was a term loan in the amount of $30.0 million which was repaid in full in connection with the sale of the 1998 Notes.

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

         In January 1998, the Company issued an additional $80 million aggregate principal amount of 10.25% Senior Notes due October 1, 2006 (the " 1998 Notes"). The notes were sold at a premium (102.5%) and interest is payable April 1 and October 1, commencing April 1, 1998. The 1998 Notes may not be redeemed prior to October 1, 2001, and thereafter at a premium reducing to par, plus interest, by maturity. The 1998 Notes are subject to the same terms and conditions as the Notes. Net proceeds from the sale of the 1998 Notes of approximately $78.8 million were used to repay the Acquisition Credit Facility in full, all but $500,000 of the Revolving Credit Facility and the remainder was used for general corporate working capital needs.


5.  REPORTING COMPREHENSIVE INCOME

         In June 1997, the FASB issued Statement of Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Specifically, FAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted the provisions of FAS 130 in its consolidated financial statements for periods ending after December 31, 1997. The Company had no financial instruments giving rise to comprehensive income during the three months ended March 31, 1998.

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

                              COSTILLA ENERGY, INC.


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


         Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Costilla to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the volatility of oil and gas prices, the Company's drilling results and ability to replace oil and gas reserves, the availability of capital resources, the reliance upon estimates of proved reserves, operating hazards and uninsured risks, competition, government regulation, and the ability of the Company to implement its business strategy, and other factors referenced in the Company's public filings with the Securities and Exchange Commission.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Costilla is an independent energy company engaged in the exploration, acquisition and development of oil and gas properties. The Company's predecessor began operating in 1988 and through mid-1995 had grown primarily through a series of small acquisitions of oil and gas properties and the exploitation of those properties. In June 1995, Costilla consummated the acquisition of certain oil and gas properties for a purchase price of approximately $46.6 million (the "1995 Acquisition"), in June 1996, Costilla consummated the acquisition of certain oil and gas properties for a purchase price of approximately $38.7 million (the "1996 Acquisition") and in August 1997, Costilla consummated the Ballard Acquisition for a purchase price of approximately $41.2 million .

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

         The following table sets forth certain operating data of Costilla for the periods presented:


                                                      Three Months Ended
                                                           March 31,
                                                     ---------------------
                                                       1998          1997
                                                     --------      -------
OIL AND GAS PRODUCTION:
    Oil (Mbbls)                                           544          547
    Gas (Mmcf)                                          3,432        3,285
    MBOE(1)                                             1,116        1,095

AVERAGE SALES PRICES (2):
    Oil  (per Bbbl)                                   $ 15.37      $ 19.84
    Gas (per Mcf)                                        2.03         2.67

COSTS PER BOE (1):
    Production  cost                                  $  6.08      $  6.74
    Depreciation, depletion and amortization             5.43         4.49
    General and administrative                           2.23         1.38

-------------

(1) BOE represents equivalent barrels of oil. In reference to natural gas, natural gas equivalents are determined using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids. MBOE represents one thousand barrels of oil equivalent.
(2) Before deduction of production taxes and including any hedging results.


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


         The Company utilizes option contracts to hedge the effect of price changes on a portion of its future oil and gas production. Premiums paid and amounts receivable under the option contracts are amortized and accrued to oil and gas sales, respectively. If market prices of oil and gas exceed the strike price of put options, the options will expire unexercised, therefore, reducing the effective price received for oil and gas sales by the cost of the related option. Conversely, if market prices of oil and gas decline below the strike price of put options, the options will be exercised, therefore, increasing the effective price received for oil and gas sales by the proceeds received from the related option. If market prices of oil and gas exceed the strike price of call options, the Company is obligated to pay the contracting counterparty an amount equal to the contracted volumes times the difference between the market price and the strike price, therefore, reducing the effective price received for oil and gas sales by the amount paid to the counterparty. The net effect of the Company's commodity hedging activities increased oil and gas revenues by $1,437,000 for the three months ended March 31, 1998 and reduced oil and gas revenues by $510,000 for the comparable period in 1997. The Company has purchased put options on 6,500 Bbls of oil per day which establish a floor price of $18.50 per Bbl and sold call options on 6,500 Bbls of oil per day at $22.55 per Bbl. These oil option contracts continue through August 1998. The referenced oil prices are based upon the price at which West Texas Intermediate crude oil ("WTI") trades on the New York Mercantile Exchange ("NYMEX"). The Company has historically received a gross wellhead sales price for oil of approximately 82 - 90% of the NYMEX price. The Company has also purchased put options on 5,000 Mmbtu of gas per day which provide for a floor of $2.00 per Mmbtu through October 1998. Additionally, the Company has purchased put options on 40,000 Mmbtu of gas per day which establish a floor price of $2.40 per Mmbtu ($2.15 per Mmbtu for April 1998) and sold call options on 40,000 Mmbtu of gas per day at $2.55 per Mmbtu. These gas option contracts are for the period April 1998 through October 1998. The referenced gas prices are based upon the index price for Houston Ship Channel gas sales, which is approximately 97% of NYMEX. The Company has historically received a gross wellhead sales price for gas of approximately 87 - 90% of NYMEX.

         The Company utilizes interest rate swap agreements to reduce the potential impact of increases in interest rates on floating-rate, long term debt. If market rates of interest experienced during the applicable swap term are below the rate of interest effectively fixed by the swap agreement, the rate of interest incurred by the Company will exceed the rate that would have been experienced under its then outstanding floating-rate indebtedness. The net effect of the Company's interest rate hedging activities increased interest expense by approximately $3,000 and $31,000 for the three months ended March 31, 1998 and 1997, respectively. Concurrent with the payment of all of the Company's floating rate debt from proceeds of the initial public offering and the notes offering consummated in the fourth quarter of 1996, the interest rate swap agreements ceased to qualify as hedges. These interest rate swap agreements were marked-to-market and the related liability of $1,712,000 was recorded. A $60 million interest rate swap expired in May 1997. As a result of the Company's borrowings against its line of credit, which bears interest on a floating rate basis, the remaining $24 million interest rate swap agreement again qualified as a hedge beginning in August 1997. At each borrowing date from October 1996 to August 1997, a portion of the interest rate swap agreement was marked-to-market with the resulting gains or losses recorded as investment income or loss while the hedge portion is being amortized over the remaining life of the agreement. As a result of marking the agreements to market, the Company recorded net investment gains of approximately $4,000 and $541,000 during the three months ended March 31, 1998 and 1997, respectively. Concurrent with the payment of all of the Company's floating rate debt from proceeds of the notes offering in January 1998, the interest rate swap agreement ceased to qualify as a hedge. As a result of marking-to-market the interest rate swap agreement in January 1998, the Company recorded an additional liability of approximately $23,000. As of March 31, 1998, the carrying value of the interest swap agreement was a liability of approximately $422,000.


RESULTS OF OPERATIONS


Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         The Company's oil and gas revenues for the three months ended March 31, 1998 were $15,345,000, representing a decrease of $4,268,000 (22%) from revenues of $19,613,000 in 1997. Lower commodity prices accounted for a decrease in revenues of $4,553,000 which was partially offset by a combination of successful drilling activities and revenues related to properties purchased or sold. The average oil price per barrel received in 1998 was $15.37 compared to $19.84 in 1997, a 22% decrease, and the average gas price received in 1998 was $2.03 compared to $2.67 in 1997, a 24% decrease.

         Oil and gas production was 1,116 MBOE in 1998 compared to 1,095 MBOE in 1997, a 2% increase. Additional production from a combination of successful drilling activities and acquired properties was largely offset by production related to properties sold.

         Interest and other revenues were $205,000 for the three months ended March 31, 1998, representing a $590,000 decrease (75%) compared to $795,000 in 1997. Of this decrease, $143,000 was related to decreased interest income due to decreased funds earning interest. Gains on investment transactions of $4,000 and $541,000 were recorded for the three months ended March 31, 1998 and 1997, respectively. These gains related to an interest rate swap contract which was marked-to-market.

         Gain on sale of assets was $337,000 for the three months ended March 31, 1998 compared to a loss of $30,000 for 1997, representing an increase of $367,000 (1,213%). Gains from the sale of certain oil and gas properties increased by approximately $367,000.

         Oil and gas production costs for the three month period ended March 31, 1998 were $6,785,000 ($6.08 per BOE), compared to $7,369,000 in 1997 ($6.74 per
BOE), representing a decrease of $584,000 (8%), due principally to lower production costs on newly completed wells and the sale of certain oil and gas properties.

         General and administrative expenses for the three months ended March 31, 1998 were $2,493,000, representing an increase of $978,000 (68%) from 1997 of $1,515,000. The increase is primarily due to an increase in personnel and related costs necessary to accommodate the increase in the Company's oil and gas activities, including the Acquisition and Exploration Agreement with Ballard Petroleum.

         Exploration and abandonment expense increased to $3,151,000 for the three months ended March 31, 1998 compared to $1,340,000 in 1997. Dry hole and abandonment costs increased to $2,693,000 in 1998 from $1,120,000 in 1997. The Company incurred $290,000 of seismic costs for the three months ended March 31, 1998, compared to $80,000 in the comparable period in 1997. The Company incurred $168,000 of other geological and geophysical costs during the three month period ended March 31, 1998 compared to $140,000 for the same period in 1997. The increase in exploration and abandonments expense was primarily related to the Company's increased exploratory drilling activities in 1998 compared to 1997.

         Depreciation, depletion and amortization ("D D & A") expense for the three month period ended March 31, 1998 was $6,059,000 compared to $4,914,000 for 1997, representing an increase of $1,145,000 (23%). During the 1998 period, D D & A on oil and gas production was provided at an average rate of $5.43 per BOE compared to $4.49 per BOE for 1997. Of the $1,145,000 (23%) increase, $1,029,000 was due to the $0.94 per BOE increase in D D & A rate necessitated by lower oil and gas prices at March 31, 1998 than those experienced at March 31, 1997.

         Interest expense was $4,739,000 for the three months ended March 31, 1998, compared to $2,708,000 for the comparable period in 1997. The $2,031,000 (75%) increase was attributable to a combination of higher levels of average outstanding indebtedness including the issuance in January 1998 of an additional $80 million of 10.25% senior notes due in 2006. The average amounts of applicable interest-bearing debt in 1998 and 1997 were $181,461,000 and $100,253,000, respectively. The effective annualized interest rate in 1998 was 10.6%, as compared to 9.9% in 1997.

         Results of operations for the three months ended March 31, 1998 include an extraordinary charge of $299,000. There were no extraordinary charges for the comparable period in 1997. These extraordinary charges related to the early extinguishment of the Acquisition Credit Facility and consisted of previously capitalized debt issuance costs. A portion of the proceeds from the 1998 Notes was used to repay the Acquisition Credit Facility.


LIQUIDITY AND CAPITAL RESOURCES

Net Cash Provided By Operating Activities

         For the three months ended March 31, 1998, net cash provided by operating activities decreased to $0.9 million from $13.5 million for 1997. Cash provided by operations, before changes in operating assets and liabilities, decreased to a negative $1.3 million from $6.9 million for the comparable period in 1997 due primarily to lower oil and gas prices and exploratory dry holes.

Net Cash Used in Investing Activities

         Net cash used in investing activities for the three months ended March 31, 1998 was $28.5 million. Approximately $11.8 million was used for the acquisition of oil and gas properties, with $10.2 million going to Manti Resources ("Manti Acquisition"), $19.0 million was used for exploration and development activities and $0.2 million for other property and equipment. Proceeds from the sale of various oil and gas assets resulted in net cash provided from investing activities of approximately $2.5 million. For the three months ended March 31, 1997, net cash used in investing activities was $15.0 million. Approximately $15.2 million was used for exploration and development activities, $0.7 million was used for other property and $0.9 million was provided by sales of oil and gas properties.

Financing Activities

         For the three months ended March 31, 1998, the Company incurred $95.0 million of debt, of which approximately $62.5 million was used to repay certain prior bank debt, $10.2 million was used for the Manti Acquisition and the remainder was used in connection with its exploration and development activities. In addition, the Company used approximately $1.8 million for the purchase of 169,500 shares of its common stock. No material financing transactions occurred during the three months ended March 31, 1997.

         The Company entered into the Revolving Credit Facility in August 1997. Approximately $19.9 million of the funds initially borrowed were used for the extension and refinancing of a prior senior credit facility and $11.2 million was used as a portion of the purchase price in the Ballard Acquisition. The Revolving Credit Facility provides for a maximum availability of $75.0 million, with an current borrowing base of $40.0 million, $13.5 million of which was borrowed at March 31, 1998. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at a floating rate which is at or above the lender's prime rate or above the applicable Eurodollar rate, depending on the percentage of committed funds which have been borrowed. Interest is payable quarterly as to base rate loans, and at the end of the applicable interest period as to Eurodollar rate loans. The borrowing base of the Revolving Credit Facility is automatically reduced by 5% each quarter beginning in August 1999, and payments of principal are required in each such quarter in which the outstanding principal balance is greater than the reduced borrowing base. The remaining balance is payable on August 31, 2002, the maturity date of the Revolving Credit Facility.

         Contemporaneous with entering into the Revolving Credit Facility, the Company also entered into the Acquisition Credit Facility to provide the remaining financing for the Ballard Acquisition. The Acquisition Credit Facility was a term loan in the amount of $30.0 million which was repaid in full in connection with the sale of notes by the Company described in the following paragraph.

         In January 1998 the Company issued $80 million of 10.25% Senior Notes due 2006 (the "Supplemental Notes Offering"). The net proceeds of the Supplemental Notes Offering were approximately $78.8 million. The Company used $30.0 million to repay the Acquisition Credit Facility and $32.5 million to repay all but $0.5 million of the Revolving Credit Facility. In mid-January 1998 approximately $10.0 million of the remaining proceeds were used to fund the Manti Acquisition.


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

         The Company believes that the increased availability under the Revolving Credit Facility resulting from the application of net proceeds of the Supplemental Notes Offering and cash flow from operations will be sufficient for its 1998 capital expenditures. However, because the Company's ultimate 1998 capital expenditures, future cash flows and the availability of financing are subject to a number of variables, there can be no assurance that the Company's capital resources will be sufficient to maintain its capital expenditures. In addition, if the Company is unable to generate sufficient cash flow from operations to service its debt, it may be required to refinance all or a portion of its debt or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained.

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


Capital Expenditures

         During the three months ended March 31, 1998 the Company had oil and gas expenditures of approximately $22.1 million, exclusive of the $11.8 million spent on the acquisition of existing oil and gas properties. The remaining $22.1 million of oil and gas expenditures consisted of $8.7 million of exploration costs, $10.3 million of development costs and $3.1 million of undeveloped acreage. The Company's oil and gas expenditures during the three months ended March 31, 1998 are not indicative of expenditures for the entire year, particularly given the current low level of oil prices. In view of the Company's extensive undeveloped acreage and seismic inventory, it has elected to temporarily defer non-drilling activities pending an improvement in oil prices. In addition, the Company intends to concentrate its drilling activities on gas prospects. Since a significant portion of the Company's 1998 capital budget is discretionary, the Company is able to increase or decrease its level of activity as product prices warrant.


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

         SEGMENT REPORTING - In June 1997, the FASB issued Statement of Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") which establishes standards for public business enterprises for reporting information about operating segments in annual financial statements and requires that such enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also established standards for related disclosures about products and services, geographic areas, and major customers. FAS 131 is effective for financial statements for years beginning after December 15, 1997.

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

                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     Exhibit
     Number       Description of Exhibit
     -------      ----------------------

     *10.24 First Amendment to Amended and Restated Credit Agreement dated as of December 30, 1997 between Bankers Trust Company, as Agent and Union Bank of California, N.A., as Co-Agent and the Company

     *10.25 Second Amendment to Amended and Restated Credit Agreement dated as of January 14, 1998 between Bankers Trust Company, as Agent and Union Bank of California, N.A., as Co-Agent and the Company

     *10.26 Third Amendment to Amended and Restated Credit Agreement dated as of February 26, 1998 between Bankers Trust Company, as Agent and Union Bank of California, N.A., as Co-Agent and the Company

     *10.27 Fourth Amendment to Amended and Restated Credit Agreement dated as of March 24, 1998 between Bankers Trust Company, as Agent and Union Bank of California, N.A., as Co-Agent and the Company

     *27.1        Financial Data Schedule


*    Filed herewith


REPORTS ON FORM 8-K

                       None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             COSTILLA ENERGY, INC.




Date:  May  15, 1998                          By: /s/ BOBBY W. PAGE
                                                 -------------------------------
                                                  Bobby W. Page
                                                  Senior Vice President
                                                  and Chief Financial Officer

                               INDEX TO EXHIBITS

     Exhibit
     Number       Description of Exhibit
     -------      ----------------------

     *10.24 First Amendment to Amended and Restated Credit Agreement dated as of December 30, 1997 between Bankers Trust Company, as
                  Agent and Union Bank of California, N.A., as Co-Agent and the
                  Company

     *10.25 Second Amendment to Amended and Restated Credit Agreement dated as of January 14, 1998 between Bankers Trust Company, as
                  Agent and Union Bank of California, N.A., as Co-Agent and the
                  Company

     *10.26 Third Amendment to Amended and Restated Credit Agreement dated as of February 26, 1998 between Bankers Trust Company, as
                  Agent and Union Bank of California, N.A., as Co-Agent and the
                  Company

     *10.27 Fourth Amendment to Amended and Restated Credit Agreement dated as of March 24, 1998 between Bankers Trust Company, as
                  Agent and Union Bank of California, N.A., as Co-Agent and the
                  Company

     *27.1        Financial Data Schedule


*    Filed herewith