Form 10-Q
period 1998-06-30
COSTILLA ENERGY INC
filed 1998-08-12
CIK 1018980

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q


        [x]       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       or

        [ ]     Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the transition period from _______ to _______

                           COMMISSION FILE NO. 0-21411

                               ------------------

                              COSTILLA ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                               ------------------

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

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X   NO
                                ------    ------

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 10, 1998 . . . . . . . . . . . . . . . 9,855,600



================================================================================

                              COSTILLA ENERGY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS




                                                                                                 Page
                                                                                                 ----
                                                   PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of June 30, 1998 (unaudited) and
                    December 31, 1997........................................................     3

                  Consolidated Statements of Operations for the three and six months
                    ended June 30, 1998 and 1997 (unaudited).................................     4

                  Consolidated Statements of Cash Flows for the three and six months
                    ended June 30, 1998 and 1997 (unaudited).................................     5

                  Notes to Consolidated Financial Statements (unaudited).....................     6

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................................    10


                                                     PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K...........................................    18

Signatures...................................................................................    19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              COSTILLA ENERGY, INC.


                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               JUNE 30,     DECEMBER 31,
                                                                                 1998          1997
                                                                               ---------     ---------
                                        ASSETS                                (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                   $  17,089     $   3,615
   Accounts receivable:
       Trade, net                                                                  3,081         5,241
       Oil and gas sales                                                           7,954         9,312
   Prepaid and other current assets                                                1,439           912
                                                                               ---------     ---------
           Total current assets                                                   29,563        19,080
                                                                               ---------     ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Oil and gas properties, using the successful efforts
     method of accounting:
       Proved properties                                                         233,420       199,355
       Unproved properties                                                        47,076        35,971
   Accumulated depletion, depreciation and amortization                          (84,658)      (71,152)
                                                                               ---------     ---------
                                                                                 195,838       164,174
   Other property and equipment, net                                               3,628         3,766
                                                                               ---------     ---------
           Total property, plant and equipment                                   199,466       167,940
                                                                               ---------     ---------

OTHER ASSETS:
   Deferred charges                                                                6,829         4,212
   Other                                                                           2,400         2,856
                                                                               ---------     ---------
           Total other assets                                                      9,229         7,068
                                                                               ---------     ---------
                                                                               $ 238,258     $ 194,088
                                                                               =========     =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                        $      98     $      98
   Trade accounts payable                                                         16,299        22,490
   Undistributed revenue                                                           3,312         4,566
   Other current liabilities                                                       5,577         3,437
                                                                               ---------     ---------
           Total current liabilities                                              25,286        30,591
                                                                               ---------     ---------
LONG-TERM DEBT, LESS CURRENT MATURITIES                                          182,441       163,087
                                                                               ---------     ---------
OTHER NONCURRENT LIABILITIES                                                         313          --
                                                                               ---------     ---------


STOCKHOLDERS' EQUITY :
   Preferred stock, $.10 par value (3,000,000 shares authorized; 50,000 shares outstanding at June 30, 1998 and
     no shares outstanding at December 31, 1997)                                       5          --
   Common stock, $.10 par value (20,000,000 shares authorized;
     9,981,000 shares outstanding at June 30, 1998 and
     10,150,500 shares outstanding at December 31, 1997)                             998         1,015
   Additional paid-in capital                                                     83,552        37,425
   Retained deficit                                                              (54,337)      (38,030)
                                                                               ---------     ---------
           Total stockholders' equity                                             30,218           410
                                                                               ---------     ---------
COMMITMENTS AND CONTINGENCIES                                                       --            --
                                                                               ---------     ---------
                                                                               $ 238,258     $ 194,088
                                                                               =========     =========


See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
                                                      ---------------------     ---------------------
                                                        1998         1997         1998         1997
                                                      --------     --------     --------     --------
REVENUES:
  Oil and gas sales                                   $ 16,670     $ 15,279     $ 32,015     $ 34,892
  Interest and other                                       155          154          360          920
  Gain on sale of assets                                  --           --            337         --
                                                      --------     --------     --------     --------

                                                        16,825       15,433       32,712       35,812
                                                      --------     --------     --------     --------

EXPENSES:

  Oil and gas production                                 7,441        6,794       14,226       14,163
  General and administrative                             2,577        1,856        5,070        3,370
  Exploration and abandonments                           2,078        1,774        5,228        3,115
  Depreciation, depletion and amortization               8,305        4,806       14,364        9,720
  Interest                                               5,094        2,809        9,833        5,516

                                                      --------     --------     --------     --------

                                                        25,495       18,039       48,721       35,884
                                                      --------     --------     --------     --------

    Loss before federal income taxes and
        extraordinary item                              (8,670)      (2,606)     (16,009)         (72)
PROVISION FOR FEDERAL INCOME TAXES
  Current                                                 --           --           --             62
  Deferred                                                --           (191)        --           --
                                                      --------     --------     --------     --------

    Loss before extraordinary item                      (8,670)      (2,415)     (16,009)        (134)

    Extraordinary loss resulting from early
        extinguishment of debt                            --           --           (299)        --
                                                      --------     --------     --------     --------


NET LOSS                                              $ (8,670)    $ (2,415)    $(16,308)    $   (134)
                                                      ========     ========     ========     ========

CUMULATIVE PREFERRED STOCK DIVIDEND                   $    307     $   --       $    307     $   --
                                                      ========     ========     ========     ========

LOSS BEFORE EXTRAORDINARY ITEM
  APPLICABLE TO COMMON EQUITY                         $ (8,977)    $ (2,415)    $(16,316)    $   (134)
                                                      ========     ========     ========     ========

NET LOSS APPLICABLE TO COMMON EQUITY                  $ (8,977)    $ (2,415)    $(16,615)    $   (134)
                                                      ========     ========     ========     ========

LOSS PER SHARE:
  Loss before extraordinary item                      $  (0.90)    $  (0.23)    $  (1.63)    $  (0.01)


  Extraordinary loss resulting from early
    extinguishment of debt                                --           --          (0.03)        --
                                                      --------     --------     --------     --------

  NET LOSS                                            $  (0.90)    $  (0.23)    $  (1.66)    $  (0.01)
                                                      ========     ========     ========     ========


WEIGHTED AVERAGE SHARES OUTSTANDING                      9,981       10,459       10,027       10,468
                                                      ========     ========     ========     ========


See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                       JUNE 30,                    JUNE 30,
                                                                               -----------------------     -----------------------
                                                                                 1998          1997           1998          1997
                                                                               ---------     ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

   NET LOSS                                                                    $  (8,670)    $  (2,415)    $ (16,308)    $    (134)

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:

      Depreciation, depletion and amortization                                     8,305         4,806        14,364         9,720
      Exploration and abandonments                                                   165            11           262            58
      Amortization of deferred charges                                               287           459           481           610
      Deferred income tax expense                                                   --            (191)         --            --
      Allowance for doubtful accounts                                               --             208          --             208
      Gain on sale of oil and gas properties                                        --            --            (337)           30
      Extraordinary loss resulting from early  extinguishment of debt               --            --             299          --
      Gain on investment transactions                                                 (1)         (224)           (5)         (981)
                                                                               ---------     ---------     ---------     ---------

                                                                                      86         2,654        (1,244)        9,511

      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                                 3,606         2,485         3,518         1,864
        Decrease (increase) in other assets                                          276           (21)           54          (429)
        Increase (decrease) in accounts payable                                   (5,662)       (1,580)       (7,445)        3,435
        Increase (decrease) in other liabilities                                  (2,158)       (2,425)        2,141           191
                                                                               ---------     ---------     ---------     ---------

            Net cash provided by (used in) operating activities                   (3,852)        1,113        (2,976)       14,572
                                                                               ---------     ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to oil and gas properties                                           (17,706)      (20,672)      (48,474)      (35,878)
   Proceeds from sale of oil and gas properties                                      658         1,842         3,158         2,709
   Additions to other property and equipment                                        (298)         (613)         (497)       (1,284)

                                                                               ---------     ---------     ---------     ---------

            Net cash used in investing activities                                (17,346)      (19,443)      (45,813)      (34,453)
                                                                               ---------     ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings under long-term debt                                                16,000        14,600       111,000        14,600
   Payments of long-term debt                                                    (29,021)          (19)      (91,541)          (37)
   Proceeds from issuance of preferred stock, net                                 47,957          --          47,957          --
   Proceeds from issuance of common stock, net                                      --            --            --              14
   Purchase of common stock                                                         --          (1,248)       (1,841)       (1,248)
   Deferred loan and financing costs                                                (123)         --          (3,313)          (61)
                                                                               ---------     ---------     ---------     ---------

            Net cash provided by (used in) financing activities                   34,813        13,333        62,262        13,268
                                                                               ---------     ---------     ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              13,615        (4,997)       13,473        (6,613)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     3,473        11,002         3,615        12,618
                                                                               ---------     ---------     ---------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  17,088     $   6,005     $  17,088     $   6,005
                                                                               =========     =========     =========     =========


See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The interim financial information as of June 30, 1998, and for the six months ended June 30, 1998 and 1997, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997.

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


2.  DERIVATIVE FINANCIAL INSTRUMENTS

         The Company utilizes derivative financial instruments to manage well-defined commodity price and interest rate risks. The Company is exposed to credit losses in the event of nonperformance by the counterparties to its commodity hedges and its interest rate swap agreements. The Company only deals with reputable financial institutions as counterparties and anticipates that such counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counterparties.


         Commodity Hedges. The Company utilizes put option contracts and costless collars to hedge the effect of price changes on a portion of its future oil and gas production. Premiums paid and amounts receivable under the put option contracts are amortized and accrued to oil and gas sales, respectively. If market prices of oil and gas exceed the strike price of put options, the options will expire unexercised, therefore, reducing the effective price received for oil and gas sales by the cost of the related option. Conversely, if market prices of oil and gas decline below the strike price of put options, the options will be exercised, therefore, increasing the effective price received for oil and gas sales by the proceeds received from the related option.

         A costless collar establishes both a floor price and a ceiling for the commodity through the simultaneous purchase of a put option contract and the sale of a call option contract. Since the value of the put option and the call option offset at the time of their purchase, the collar is costless, therefore there are no premiums to amortize. If market prices of oil and gas decline below the strike price of put options, the options will be exercised, therefore, increasing the effective price received for oil and gas sales by the proceeds received from the related option. Conversely, if market prices of oil and gas exceed the strike price of call options, the Company is obligated to pay the contracting counterparty an amount equal to the contracted volumes times the difference between the market price and the strike price, therefore, reducing the effective price received for oil and gas sales by the amount paid to the counterparty.

         The Company has established a costless collar for oil by purchasing put options in August 1997 on 6,500 Bbls of oil per day which establish a floor price of $18.50 per Bbl and selling call options on 6,500 Bbls of oil per day at $22.55 per Bbl. These oil option contracts continue through August 1998. The referenced oil prices are based upon the price at which West Texas Intermediate crude oil ("WTI") trades on the New York Mercantile Exchange ("NYMEX"). The Company has established a costless collar for gas by purchasing put options on 40,000 Mmbtu of gas per day which establish a floor price of $2.40 per Mmbtu and selling call options on 40,000 Mmbtu of gas per day at $2.55 per Mmbtu. These gas option contracts continue through October 1998. The referenced gas prices are based upon the index price for Houston Ship Channel gas sales. As of June 30, 1998 the Company had sold a put option on 40,000 Mmbtu of gas per day at $2.00 per Mmbtu based upon the index price for Houston Ship Channel gas sales during the months of September and October 1998.

         Interest Rate Swap Agreements. The Company had an interest rate swap agreement in place as of June 30, 1998 with a notional amount of $24 million, a fixed rate of 7.5% and which will expire in January, 1999. Since the Company had no material amount of floating rate debt outstanding at June 30, 1998, the interest swap agreement did not qualify as a hedge and was marked to market with the carrying value being a liability of approximately $313,000.


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

         Pro Forma Results of Operations

         The following table reflects the pro forma results of operations for the six months ended June 30, 1997, as though the Ballard Acquisition occurred as of January 1, 1997. The pro forma amounts are not necessarily indicative of results that may be reported in the future.

                                                          SIX MONTHS ENDED
                                                           JUNE 30, 1997
                                                          ----------------
                                                           (IN THOUSANDS)

Revenues                                                   $ 41,936
Net income before extraordinary items                          (163)
Net income per share before extraordinary items               (0.02)



4.  LONG TERM DEBT

         In August 1997, the Company entered into a credit agreement (the "Revolving Credit Facility") with Bankers Trust Company, as agent, to refinance its existing bank indebtedness and to finance a portion of the Ballard Acquisition purchase price. The Revolving Credit Facility provides for a maximum availability of $75.0 million, $0.5 million of which was borrowed at June 30, 1998 against an available borrowing base of $40.0 million at such date. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at a floating rate which is at or above the Lender's prime rate or above the applicable Eurodollar rate, depending on the percentage of committed funds which have been borrowed. Interest is payable quarterly as to base rate loans, and at the end of the applicable interest period as to Eurodollar loans. The borrowing base of the Revolving Credit Facility is automatically reduced by 5% each quarter beginning in August 1999, and payments of principal are required in each quarter in which the outstanding principal balance is greater than the reduced borrowing base. The remaining balance is payable on August 28, 2002, the maturity date of the Revolving Credit Facility. Under the Revolving Credit Facility, the Company is obligated to pay certain fees to the lender, including a commitment fee based on the unused portion of the commitment. The Revolving Credit Facility contains customary restrictive covenants (including restrictions on the payment of dividends and the incurrence of additional indebtedness) and requires the Company to maintain (i) a current ratio of not less than 1.0 to 1.0, including amounts available under the Revolving Credit Facility and excluding current maturities under the Revolving Credit Facility and the Acquisition Credit Facility, (ii) a ratio of EBITDA to interest expense, for the last twelve months as of the end of each quarter, of not less than 1.75 to 1 through December 31, 1998, 2.3 to 1 through December 31, 1999 and 2.5 to 1 thereafter and (iii) a minimum tangible net worth. Borrowings under the Revolving Credit Facility are secured by substantially all of the assets of the Company.

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


5.  CONVERTIBLE PREFERRED STOCK

         On June 3, 1998 the Company closed a private placement of 50,000 shares of its 7% (8% Paid in Kind) Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") to Enron Capital & Trade Resources Corp. and Joint Energy Development Investments II Limited Partnership for a purchase price of $50.0 million (the "Convertible Preferred Stock Offering"). Dividends accrue and are payable quarterly, commencing September 15, 1998, in cash, or in certain instances in shares of the Company's Common Stock. The dividend rate is 7% for dividends paid in cash and 8% for dividends paid in shares of Common Stock. The holders of the Preferred Stock may, at any time, convert shares of Preferred Stock into shares of the Company's Common Stock at a conversion price of $12.39 which, subject to certain adjustments, would result in the issuance of 4,035,513 shares of Common Stock upon conversion of the Preferred Stock. The Registrant may, at its option, redeem the shares of Preferred Stock after June 15, 2001, subject to certain limitations, for a premium reducing to par on June 15, 2004 and thereafter. Net proceeds from the Convertible Preferred Stock Offering were $48.0 million, of which $29.0 million was used to repay all but $0.5 million of the Revolving Credit Facility and the remainder for general corporate purposes.


6.  REPORTING COMPREHENSIVE INCOME

         In June 1997, the FASB issued Statement of Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Specifically, FAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted the provisions of FAS 130 in its consolidated financial statements for periods ending after December 31, 1997. The Company had no financial instruments giving rise to comprehensive income during the three and six month periods ended June 30, 1998.

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

         The following table sets forth certain operating data of Costilla for the periods presented:

                                                                Three Months Ended               Six Months Ended
                                                                    June 30,                         June 30,
                                                           ------------------------         -------------------------
                                                            1998             1997            1998              1997
                                                           -------          -------         -------           -------
   OIL AND GAS PRODUCTION:
       Oil (Mbbls)                                             505              489           1,049             1,037
       Gas (Mmcf)                                            4,130            3,437           7,562             6,721
       MMCFE  (1)                                            7,160            6,371          13,856            12,943

   AVERAGE SALES PRICES (2):
       Oil (per Bbbl)                                      $ 15.42          $ 17.46         $ 15.39           $ 18.71
       Gas (per Mcf)                                          2.15             1.96            2.10              2.30

   COSTS PER MCFE (1):
       Production cost                                      $ 1.04           $ 1.07          $ 1.03            $ 1.09
       Depreciation, depletion and amortization               1.16             0.75            1.04              0.75
       General and administrative expenses                    0.36             0.29            0.37              0.26

 --------------------

   (1) MCFE represents equivalent Mcf of gas. In reference to oil, natural gas equivalents are determined using the ratio of one barrel of crude oil , condensate or natural gas liquids to six Mcf of natural gas.
       MMCFE represents one thousand Mcf of gas equivalent.

   (2) Before deduction of production taxes and net of any hedging results.



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


         The Company utilizes put option contracts and costless collars to hedge the effect of price changes on a portion of its future oil and gas production. Premiums paid and amounts receivable under the put option contracts are amortized and accrued to oil and gas sales, respectively. If market prices of oil and gas exceed the strike price of put options, the options will expire unexercised, therefore, reducing the effective price received for oil and gas sales by the cost of the related option. Conversely, if market prices of oil and gas decline below the strike price of put options, the options will be exercised, therefore, increasing the effective price received for oil and gas sales by the proceeds received from the related option.

         A costless collar establishes both a floor price and a ceiling for the commodity through the simultaneous purchase of a put option contract and the sale of a call option contract. Since the value of the put option and the call option offset at the time of their purchase, the collar is costless, therefore there are no premiums to amortize. If market prices of oil and gas decline below the strike price of put options, the options will be exercised, therefore, increasing the effective price received for oil and gas sales by the proceeds received from the related option. Conversely, if market prices of oil and gas exceed the strike price of call options, the Company is obligated to pay the contracting counterparty an amount equal to the contracted volumes times the difference between the market price and the strike price, therefore, reducing the effective price received for oil and gas sales by the amount paid to the counterparty.

         The net effect of the Company's commodity hedging activities increased oil and gas revenues by $2,700,000 and $4,137,000 for the three and six month periods ended June 30, 1998 and reduced oil and gas revenues by $236,000 and $746,000 for the comparable periods in 1997. The Company has established a costless collar for oil by purchasing put options on 6,500 Bbls of oil per day which establish a floor price of $18.50 per Bbl and selling call options on 6,500 Bbls of oil per day at $22.55 per Bbl. These oil option contracts continue through August 1998. The referenced oil prices are based upon the price at which West Texas Intermediate crude oil ("WTI") trades on the New York Mercantile Exchange ("NYMEX"). For the three months and six months ended June 30, 1998, the Company has received a gross wellhead sales price for oil of approximately 74% and 77%, respectively, of the NYMEX price. The Company has established a costless collar for gas by purchasing put options on 40,000 Mmbtu of gas per day which establish a floor price of $2.40 per Mmbtu and selling call options on 40,000 Mmbtu of gas per day at $2.55 per Mmbtu. These gas option contracts continue through October 1998. The referenced gas prices are based upon the index price for Houston Ship Channel gas sales, which is approximately 100% of NYMEX. For the three months and six months ended June 30, 1998, the Company has received a gross wellhead sales price for gas of approximately 93% of NYMEX. As of June 30, 1998 the Company had sold a put option on 40,000 Mmbtu of gas per day at $2.00 per Mmbtu based upon the index price for Houston Ship Channel gas sales during the months of September and October 1998.

         The Company utilizes interest rate swap agreements to reduce the potential impact of increases in interest rates on floating-rate, long term debt. If market rates of interest experienced during the applicable swap term are below the rate of interest effectively fixed by the swap agreement, the rate of interest incurred by the Company will exceed the rate that would have been experienced under its then outstanding floating-rate indebtedness. The Company had an interest rate swap agreement in place as of June 30, 1998 with a notional amount of $24 million, a fixed rate of 7.5% and which will expire in January, 1999. Since the Company had no material amount of floating rate debt outstanding at June 30, 1998, the interest swap agreement did not qualify as a hedge and was marked to market with the carrying value being a liability of approximately $313,000.


RESULTS OF OPERATIONS


  Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

         The Company's oil and gas revenues for the three months ended June 30, 1998 were $16,670,000, representing an increase of $1,391,000 (9%) from revenues of $15,279,000 in 1997. Lower oil prices offset in part by higher gas prices combined to account for an overall decrease in revenues of $349,000 which was more than offset by an increase in revenues due to a combination of successful drilling activities and revenues related to properties purchased or sold. The average net oil price per barrel received in 1998 was $15.42 compared to $17.46 in 1997, a 12% decrease, and the average net gas price received in 1998 was $2.15 per Mcf compared to $1.96 in 1997, a 10% increase. Revenues received from oil and gas hedges accounted for $4.46 per barrel and $0.11 per Mcf for the three months ended June 30, 1998. Oil and gas hedges cost $0.24 per barrel and $0.03 per Mcf for the comparable period in 1997.

         Oil and gas production was 7,160 MMCFE in 1998 compared to 6,371 MMCFE in 1997, a 12% increase. Additional production from a combination of successful drilling activities and acquired properties was partially offset by production related to properties sold.

         Interest and other revenues were $155,000 for the three months ended June 30, 1998, representing a $1,000 increase (1%) compared to $154,000 in 1997. Interest income increased $26,000 to $90,000 for 1998 as compared with $64,000 in 1997 due to increased funds earning interest. Losses on investment transactions of $39,000 and net gains of $63,000 were recorded for the three months ended June 30, 1998 and 1997, respectively. These amounts related to an interest rate swap contract which was marked-to-market. During the three months ended June 30, 1998, the Company realized a gain of $100,000 from the release of stock warrants it held in connection with a note receivable. No similar transaction occurred in 1997.

         Oil and gas production costs for the three month period ended June 30, 1998 were $7,441,000 ($1.04 per MCFE), compared to $6,794,000 in 1997 ($1.07 per
MCFE), representing a decrease of $647,000 (10%), due principally to a combination of lower production costs on both newly completed wells and acquired properties and the sale of certain oil and gas properties.

         General and administrative expenses for the three months ended June 30, 1998 were $2,577,000, representing an increase of $721,000 (39%) from 1997 of $1,856,000. The increase is primarily due to an increase in personnel and related costs necessary to accommodate the increase in the Company's oil and gas activities, including the Acquisition and Exploration Agreement with Ballard Petroleum.

         Exploration and abandonment expense increased to $2,078,000 for the three months ended June 30, 1998 compared to $1,774,000 in 1997. Dry hole and abandonment costs increased to $1,301,000 in 1998 from $793,000 in 1997. The Company incurred $334,000 of seismic costs for the three months ended June 30, 1998, compared to $812,000 in the comparable period in 1997. The Company incurred $442,000 of other geological and geophysical costs during the three month period ended June 30, 1998 compared to $169,000 for the same period in 1997. The increase in exploration and abandonments expense was primarily related to the Company's increased exploratory drilling activities in 1998 compared to 1997.

         Depreciation, depletion and amortization ("D D & A") expense for the three month period ended June 30, 1998 was $8,305,000 compared to $4,806,000 for 1997, representing an increase of $3,499,000 (73%). During the 1998 period, D D & A on oil and gas production was provided at an average rate of $1.16 per MCFE compared to $0.75 per MCFE for 1997. Of the $3,449,000 increase, $2,612,000 was due to the $0.41 per MCFE increase in D D & A rate necessitated by lower oil prices at June 30, 1998 than those experienced at June 30, 1997.

         Interest expense was $5,094,000 for the three months ended June 30, 1998, compared to $2,809,000 for the comparable period in 1997. The $2,285,000 (81%) increase was attributable to a combination of higher levels of average outstanding indebtedness and the issuance in January 1998 of an additional $80 million of 10.25% senior notes due in 2006. The average amounts of applicable interest-bearing debt in 1998 and 1997 were $197,615,000 and $104,300,000, respectively. The effective annualized interest rate in 1998 was 10.3%, as compared to 10.8% in 1997.


  Six months Ended June 30, 1998 Compared to Six months Ended June 30, 1997

         The Company's oil and gas revenues for the six months ended June 30, 1998 were $32,015,000, representing a decrease of $2,877,000 (8%) from revenues of $34,892,000 in 1997. Lower commodity prices accounted for a decrease in revenues of $4,818,000 which was partially offset by a combination of successful drilling activities and revenues related to properties purchased or sold. The average net oil price per barrel received in 1998 was $15.39 compared to $18.71 in 1997, an 18% decrease, and the average net gas price received in 1998 was $2.10 compared to $2.30 in 1997, a 9% decrease. Revenues received from oil and gas hedges accounted for $3.57 per barrel and $0.05 per Mcf for the six months ended June 30, 1998. Oil and gas hedges cost $0.58 per barrel and $0.03 per Mcf for the comparable period in 1997.

         Oil and gas production was 13,856 MMCFE in 1998 compared to 12,943 MMCFE in 1997, a 7% increase. Additional production from a combination of successful drilling activities and acquired properties was largely offset by production related to properties sold.

         Interest and other revenues were $360,000 for the six months ended June 30, 1998, representing a $560,000 decrease (61%) compared to $920,000 in 1997.
Interest income decreased $117,000 to $136,000 for 1998 as compared with $253,000 in 1997 due to decreased funds earning interest. Losses on investment transactions of $35,000 and gains on investment transactions of $604,000 were recorded for the six months ended June 30, 1998 and 1997, respectively. These gains related to an interest rate swap contract which was marked-to-market. During the six months ended June 30, 1998, the Company realized a gain of $100,000 from the release of stock warrants it held in connection with a note receivable. No similar transaction occurred in 1997.

         Gain on sale of assets was $337,000 for the six months ended June 30, 1998 compared to a loss of $30,000 for 1997, representing an increase of $367,000 (1,213%). Gains from the sale of certain oil and gas properties increased by approximately $367,000.

         Oil and gas production costs for the six month period ended June 30, 1998 were $14,226,000 ($1.03 per MCFE), compared to $14,163,000 in 1997 ($1.09 per MCFE), representing a decrease of $63,000. The 6% decrease in the oil and gas production cost per MCFE is due principally to a combination of lower production costs on both newly completed wells and acquired properties and the sale of certain oil and gas properties.

         General and administrative expenses for the six months ended June 30, 1998 were $5,070,000, representing an increase of $1,700,000 (50%) from 1997 of $3,370,000. The increase is primarily due to an increase in personnel and related costs necessary to accommodate the increase in the Company's oil and gas activities, including the Acquisition and Exploration Agreement with Ballard Petroleum.

         Exploration and abandonment expense increased to $5,228,000 for the six months ended June 30, 1998 compared to $3,115,000 in 1997. Dry hole and abandonment costs increased to $3,994,000 in 1998 from $1,913,000 in 1997. The Company incurred $624,000 of seismic costs for the six months ended June 30, 1998, compared to $892,000 in the comparable period in 1997. The Company incurred $610,000 of other geological and geophysical costs during the six month period ended June 30, 1998 compared to $309,000 for the same period in 1997. The increase in exploration and abandonments expense was primarily related to the Company's increased exploratory drilling activities in 1998 compared to 1997.

         Depreciation, depletion and amortization ("D D & A") expense for the six month period ended June 30, 1998 was $14,364,000 compared to $9,720,000 for 1997, representing an increase of $4,644,000 (48%). During the 1998 period, D D & A on oil and gas production was provided at an average rate of $1.04 per MCF compared to $0.75 per MCFE for 1997. Of the $4,644,000 increase, $3,753,000 was due to the $0.29 per BOE increase in D D & A rate necessitated by lower oil and gas prices at June 30, 1998 than those experienced at June 30, 1997.

         Interest expense was $9,833,000 for the six months ended June 30, 1998, compared to $5,516,000 for the comparable period in 1997. The $4,317,000 (78%) increase was attributable to a combination of higher levels of average outstanding indebtedness and the issuance in January 1998 of an additional $80 million of 10.25% senior notes due in 2006. The average amounts of applicable interest-bearing debt in 1998 and 1997 were $189,583,000 and $102,263,000, respectively. The effective annualized interest rate in 1998 was 10.4%, as compared to 10.8% in 1997.

         Results of operations for the six months ended June 30, 1998 include an extraordinary charge of $299,000. There were no extraordinary charges for the comparable period in 1997. These extraordinary charges related to the early extinguishment of the Acquisition Credit Facility and consisted of previously capitalized debt issuance costs. A portion of the proceeds from the 1998 Notes was used to repay the Acquisition Credit Facility.


LIQUIDITY AND CAPITAL RESOURCES

Net Cash Provided By Operating Activities

         For the six months ended June 30, 1998, net cash provided by operating activities decreased to a negative $3.0 million from $14.6 million for 1997. Cash provided by operations, before changes in operating assets and liabilities, decreased to a negative $1.2 million from $9.5 million for the comparable period in 1997 due primarily to lower oil and gas prices and exploratory dry holes. With respect to the effect of lower commodity prices, oil and gas revenues decreased by $4.8 million for the six months ended June 30, 1998 as compared to the same period in 1997 because of lower oil and gas prices. Oil and gas revenues attributable to commodity hedges amounted to $4.1 million for the six months ended June 30, 1998, $3.7 million of which related to the oil hedge.

Net Cash Used in Investing Activities

         Net cash used in investing activities for the six months ended June 30, 1998 was $45.8 million. Approximately $11.8 million was used for the acquisition of oil and gas properties, with $10.2 million going to Manti Resources ("Manti Acquisition"), $34.5 million was used for exploration and development activities, $2.2 was used to acquire the remaining membership interest in the limited liability company through which its Moldovan oil and gas venture is conducted and $0.5 million for other property and equipment. Proceeds from the sale of various oil and gas assets resulted in net cash provided from investing activities of approximately $3.2 million. For the six months ended June 30, 1997, net cash used in investing activities was $34.5 million. Approximately $35.9 million was used for exploration and development activities, $1.3 million was used for other property and $2.7 million was provided by sales of oil and gas properties.

Financing Activities

         For the six months ended June 30, 1998, the Company incurred $111.0 million of debt, of which approximately $91.5 million was used to repay certain prior bank debt, $10.2 million was used for the Manti Acquisition and the remainder was used in connection with its exploration and development activities. In addition, the Company used approximately $1.8 million for the purchase of 169,500 shares of its common stock. Finally, in June 1998, the Company raised a net of approximately $48.0 million when it issued $50.0 million of its 7% Series A Cumulative Convertible Preferred Stock. During the six months ended June 30, 1997, the Company incurred $14.6 million of new debt which was used in connection with its exploration and development activities and used approximately $1.3 million , primarily for the purchase of 98,000 shares of its common stock.

         The Company entered into the Revolving Credit Facility in August 1997. Approximately $19.9 million of the funds initially borrowed were used for the extension and refinancing of a prior senior credit facility and $11.2 million was used as a portion of the purchase price in the Ballard Acquisition. The Revolving Credit Facility provides for a maximum availability of $75.0 million, with an current borrowing base of $40.0 million, $0.5 million of which was borrowed at June 30, 1998. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at a floating rate which is at or above the lender's prime rate or above the applicable Eurodollar rate, depending on the percentage of committed funds which have been borrowed. Interest is payable quarterly as to base rate loans, and at the end of the applicable interest period as to Eurodollar rate loans. The borrowing base of the Revolving Credit Facility is automatically reduced by 5% each quarter beginning in August 1999, and payments of principal are required in each such quarter in which the outstanding principal balance is greater than the reduced borrowing base. The remaining balance is payable on August 31, 2002, the maturity date of the Revolving Credit Facility.

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

         On June 3, 1998 the Company closed a private placement of 50,000 shares of its 7% (8% Paid in Kind) Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") to Enron Capital & Trade Resources Corp. and Joint Energy Development Investments II Limited Partnership for a purchase price of $50.0 million (the "Convertible Preferred Stock Offering"). Dividends accrue and are payable quarterly, commencing September 15, 1998, in cash, or in certain instances in shares of the Company's Common Stock. The dividend rate is 7% for dividends paid in cash and 8% for dividends paid in shares of Common Stock. The holders of the Preferred Stock may, at any time, convert shares of Preferred Stock into shares of the Company's Common Stock at a conversion price of $12.39 which , subject to certain adjustments, would result in the issuance of 4,035,513 shares of Common Stock upon conversion of the Preferred Stock. The Registrant may, at its option, redeem the shares of Preferred Stock after June 15, 2001, subject to certain limitations, for a premium reducing to par on June 15, 2004 and thereafter. Net proceeds from the Convertible Preferred Stock Offering were $48.0 million, of which $29.0 million was used to repay all but $0.5 million of the Revolving Credit Facility and the remainder for general corporate purposes.

Capital Resources

         Funding for the Company's business activities has historically been provided by bank financings, cash flow from operations, equity sales, property divestitures and joint ventures with industry participants. The 1995 Acquisition, 1996 Acquisition and Ballard Acquisition were substantially funded by bank financings. The Company plans to execute its business strategy with cash flow from operations, net proceeds from the Supplemental Notes Offering, net proceeds from the Convertible Preferred Stock Offering and borrowings available under the Revolving Credit Facility.

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

         The Company believes that the increased availability under the Revolving Credit Facility resulting from the application of net proceeds of the Supplemental Notes Offering and the Convertible Preferred Stock Offering and cash flow from operations will be sufficient for its 1998 capital expenditures. However, because the Company's ultimate 1998 capital expenditures, future cash flows and the availability of financing are subject to a number of variables, there can be no assurance that the Company's capital resources will be sufficient to maintain its capital expenditures. In addition, if the Company is unable to generate sufficient cash flow from operations to service its debt, it may be required to refinance all or a portion of its debt or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained.

         Although certain of the Company's costs and expenses may be affected by inflation, inflationary costs have not had a significant effect on the Company's results of operations.

         The Company's oil hedge expires on August 31, 1998. As a result, the Company expects that its cash flow for the four month period September through December 1998 will be reduced by approximately $3.6 million when compared to prior periods which included the oil hedge. The Company's estimate assumes that oil prices are approximately the same as they were for July 1998. The Company intends to monitor oil prices and follow its historic policy of hedging its oil production if it believes it advantageous to do so.


Capital Expenditures

         During the six months ended June 30, 1998 the Company had oil and gas expenditures of approximately $39.7 million, exclusive of the $14.0 million spent on the acquisition of existing oil and gas properties. The $39.7 million of oil and gas expenditures consisted of $16.3 million of exploration costs, $15.9 million of development costs, $4.4 million of undeveloped acreage and $5.3 million on wells in progress at June 30, 1998. The Company anticipates that its capital expenditures for the third quarter of 1998 will be comparable to an average of the levels for the first two quarters of 1998. The Company intends to evaluate its fourth quarter capital expenditures based upon various factors, including oil and gas prices and the results of its drilling activities, which during 1998 have been almost entirely devoted to the drilling of gas wells.


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

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, The FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

This Statement applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement. Earlier application of all of the provisions of this Statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. This Statement should not be applied retroactively to financial statements of prior periods.

                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

              Exhibit
              Number           Description of Exhibit
              ------           ----------------------

              *10.28            Securities Purchase Agreement dated as of June 3, 1998 between
                                Enron Capital & Trade Resources Corp. and Joint Energy
                                Development Investments II Limited Partnership, as purchasers, and the Company

              *10.29            Registration Rights Agreement dated as of June 3, 1998 between
                                Enron Capital & Trade Resources Corp. and Joint Energy
                                Development Investments II Limited Partnership, as purchasers, and the Company

              +10.30            Certificate of Designations of 7% (8% Paid in Kind) Series A
                                Cumulative Convertible Preferred Stock of Costilla Energy, Inc.

              *10.31            Fifth Amendment to Amended and Restated Credit Agreement dated as of June 30, 1998 between Bankers Trust Company, as Agent and
                                Union Bank of California, N.A., as Co-Agent and the Company

              *27.1             Financial Data Schedule



     *        Filed herewith
     + Incorporated by reference to the Company's Current Report on Form 8-K filed on June 5, 1998


REPORTS ON FORM 8-K

                  The Company filed a report on Form 8-K on June 5, 1998 reporting the private placement of 50,000 shares of its 7% (8% Paid in Kind) Series A Cumulative Convertible Preferred Stock to Enron Capital & Trade Resources Corp. and Joint Energy Development Investments II Limited partnership for a purchase price of $50.0 million.

                  Also, the Company filed a report on Form 8-K on June 15, 1998 reporting the exchange offer of registered 10 1/4% Senior Notes due 2006 for $80.0 million of outstanding unregistered 10 1/4% Senior Notes due 2006.

                               S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COSTILLA ENERGY, INC.




Date:    August 12, 1998               By:  /s/ BOBBY W. PAGE
                                            -----------------------------------
                                            Bobby W. Page
                                            Senior Vice President
                                            and Chief Financial Officer

                               INDEX TO EXHIBITS


              Exhibit
              Number           Description of Exhibit
              ------           ----------------------

              *10.28            Securities Purchase Agreement dated as of June 3, 1998 between
                                Enron Capital & Trade Resources Corp. and Joint Energy
                                Development Investments II Limited Partnership, as purchasers, and the Company

              *10.29            Registration Rights Agreement dated as of June 3, 1998 between
                                Enron Capital & Trade Resources Corp. and Joint Energy
                                Development Investments II Limited Partnership, as purchasers, and the Company

              +10.30            Certificate of Designations of 7% (8% Paid in Kind) Series A
                                Cumulative Convertible Preferred Stock of Costilla Energy, Inc.

              *10.31            Fifth Amendment to Amended and Restated Credit Agreement dated as of June 30, 1998 between Bankers Trust Company, as Agent and
                                Union Bank of California, N.A., as Co-Agent and the Company

              *27.1             Financial Data Schedule



     *        Filed herewith
     + Incorporated by reference to the Company's Current Report on Form 8-K filed on June 5, 1998