Form 10-Q
period 1998-09-30
COSTILLA ENERGY INC
filed 1998-11-13
CIK 1018980

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q


            [x]     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       or

           [  ]    Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from _______ to _______

                          COMMISSION FILE NO. 0-21411

                              -------------------

                             COSTILLA ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                              -------------------

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

                              -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  X     NO
                               -----     -----

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
AS OF NOVEMBER 12, 1998 . . . . .. . . . . . . . . . . . .  . . . . . 9,610,615


================================================================================

                             COSTILLA ENERGY, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS




                                                                                              Page
                                                                                              ----
                         PART I - FINANCIAL INFORMATION


Item 1.          Financial Statements
-------

                 Consolidated Balance Sheets as of September 30, 1998 (unaudited) and
                   December 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . .        3

                 Consolidated Statements of Operations for the three and nine months
                   ended September 30, 1998 and 1997 (unaudited)  . . . . . . . . . . .        4

                 Consolidated Statements of Cash Flows for the three and nine months
                   ended September 30, 1998 and 1997 (unaudited)  . . . . . . . . . . .        5

                 Notes to Consolidated Financial Statements (unaudited) . . . . . . . .        6

Item 2.          Management's Discussion and Analysis of Financial
-------
                   Condition and Results of Operations  . . . . . . . . . . . . . . . .       10


                           PART II - OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .       19
-------

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              COSTILLA ENERGY, INC.


                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                                  1998           1997
                                                                              -------------   ------------
                                 ASSETS                                       (UNAUDITED)
    CURRENT ASSETS:
       Cash and cash equivalents                                                $   6,361      $   3,615
       Accounts receivable:
           Trade, net                                                               4,229          5,241
           Oil and gas sales                                                        7,295          9,312
       Prepaid and other current assets                                             1,111            912
                                                                                ---------      ---------
               Total current assets                                                18,996         19,080
                                                                                ---------      ---------

    PROPERTY, PLANT AND EQUIPMENT, AT COST:
       Oil and gas properties, using the successful efforts
         method of accounting:
           Proved properties                                                      277,108        199,355
           Unproved properties                                                     46,762         35,971
       Accumulated depletion, depreciation and amortization                       (91,961)       (71,152)
                                                                                ---------      ---------
                                                                                  231,909        164,174
       Other property and equipment, net                                            3,506          3,766
                                                                                ---------      ---------
               Total property, plant and equipment                                235,415        167,940
                                                                                ---------      ---------

    OTHER ASSETS:
       Deferred charges                                                             6,658          4,212
       Other                                                                        2,162          2,856
                                                                                ---------      ---------
               Total other assets                                                   8,820          7,068
                                                                                ---------      ---------
                                                                                $ 263,231      $ 194,088
                                                                                =========      =========

           LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
       Current maturities of long-term debt                                     $      98      $      98
       Trade accounts payable                                                      22,433         22,490
       Undistributed revenue                                                        3,545          4,566
       Other current liabilities                                                   10,381          3,437
                                                                                ---------      ---------
               Total current liabilities                                           36,457         30,591
                                                                                ---------      ---------
    LONG-TERM DEBT, LESS CURRENT MATURITIES                                       207,362        163,087
                                                                                ---------      ---------
    OTHER NONCURRENT LIABILITIES                                                       --             --
                                                                                ---------      ---------


    STOCKHOLDERS' EQUITY :
       Preferred stock, $.10 par value (3,000,000 shares authorized; 50,000 shares outstanding at September 30, 1998 and
         no shares outstanding at December 31, 1997)                                    5             --
       Common stock, $.10 par value (20,000,000 shares authorized;
         9,665,115 shares outstanding at September 30, 1998 and
         10,150,500 shares outstanding at December 31, 1997)                          967          1,015
       Additional paid-in capital                                                  80,016         37,425
       Retained deficit                                                           (61,576)       (38,030)
                                                                                ---------      ---------
               Total stockholders' equity                                          19,412            410
                                                                                ---------      ---------
    COMMITMENTS AND CONTINGENCIES                                                      --             --
                                                                                ---------      ---------
                                                                                $ 263,231      $ 194,088
                                                                                =========      =========


    See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                     ----------------------      ----------------------
                                                       1998          1997          1998          1997
                                                     --------      --------      --------      --------
   REVENUES:
     Oil and gas sales                               $ 16,809      $ 19,339      $ 48,824      $ 54,231
     Interest and other                                   150           (38)          510           882
     Gain on sale of assets                                --            --           337            --
                                                     --------      --------      --------      --------
                                                       16,959        19,301        49,671        55,113
                                                     --------      --------      --------      --------

   EXPENSES:

     Oil and gas production                             6,982         6,875        21,208        21,038
     General and administrative                         2,786         2,172         7,857         5,543
     Exploration and abandonments                       2,108           634         7,336         3,748
     Depreciation, depletion and amortization           7,533         6,038        21,896        15,758
     Interest                                           4,789         3,340        14,622         8,856
                                                     --------      --------      --------      --------
                                                       24,198        19,059        72,919        54,943
                                                     --------      --------      --------      --------
       Income (loss) before federal income taxes
           and extraordinary item                      (7,239)          242       (23,248)          170
   PROVISION FOR FEDERAL INCOME TAXES
     Current                                               --            --            --            62
     Deferred                                              --            90            --            90
                                                     --------      --------      --------      --------
       Income (loss) before extraordinary item         (7,239)          152       (23,248)           18

       Extraordinary loss resulting from early
           extinguishment of debt                          --          (219)         (299)         (219)
                                                     --------      --------      --------      --------

   NET LOSS                                          $ (7,239)     $    (67)     $(23,547)     $   (201)
                                                     ========      ========      ========      ========
   CUMULATIVE PREFERRED STOCK DIVIDEND               $  1,000      $     --      $  1,307      $     --
                                                     ========      ========      ========      ========
   LOSS BEFORE EXTRAORDINARY ITEM
     APPLICABLE TO COMMON EQUITY                     $ (8,239)     $    152      $(24,555)     $     18
                                                     ========      ========      ========      ========
   NET LOSS APPLICABLE TO COMMON EQUITY              $ (8,239)     $    (67)     $(24,854)     $   (201)
                                                     ========      ========      ========      ========
   LOSS PER SHARE:
     Loss before extraordinary item                  $  (0.83)     $   0.01      $  (2.46)     $   0.00

     Extraordinary loss resulting from early
       extinguishment of debt                              --         (0.02)        (0.03)        (0.02)
                                                     --------      --------      --------      --------
     NET LOSS                                        $  (0.83)     $  (0.01)     $  (2.49)     $  (0.02)
                                                     ========      ========      ========      ========

   WEIGHTED AVERAGE SHARES OUTSTANDING                  9,870        10,340         9,974        10,425
                                                     ========      ========      ========      ========


   See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                                         ------------------------      ------------------------
                                                                         1998              1997          1998           1997
                                                                         ---------      ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

   NET LOSS                                                              $  (7,239)     $     (67)     $ (23,547)     $    (201)

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:

      Depreciation, depletion and amortization                               7,533          6,038         21,896         15,758
      Exploration and abandonments                                              61             78            323            136
      Amortization of deferred charges                                         156            604            637          1,214
      Deferred income tax expense                                               --            (39)            --            (39)
      Allowance for doubtful accounts                                           --             --             --            208
      Gain (loss) on sale of oil and gas properties                             --             --           (337)            30
      Extraordinary loss resulting from early extinguishment of debt            --            348            299            348
      Gain (loss) on investment transactions                                    (1)           447             (5)          (534)
                                                                         ---------      ---------      ---------      ---------
                                                                               510          7,409           (734)        16,920

      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                            (489)        (3,181)         3,028         (1,317)
        Decrease (increase) in other assets                                    359         (3,240)           518         (3,669)
        Increase (decrease) in accounts payable                              6,367          5,707         (1,286)         9,142
        Increase (decrease) in other liabilities                             4,701          2,555          6,945          2,747
                                                                         ---------      ---------      ---------      ---------
            Net cash provided by (used in) operating activities             11,448          9,250          8,471         23,823
                                                                         ---------      ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to oil and gas properties                                     (43,342)       (61,854)       (91,816)       (97,732)
   Proceeds from sale of oil and gas properties                                 --          2,460          3,158          5,169
   Additions to other property and equipment                                  (202)          (378)          (698)        (1,663)
                                                                         ---------      ---------      ---------      ---------
            Net cash used in investing activities                          (43,544)       (59,772)       (89,356)       (94,226)
                                                                         ---------      ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings under long-term debt                                          25,000         72,704        136,000         87,304
   Payments of long-term debt                                                  (21)       (19,923)       (91,562)       (19,960)
   Proceeds from issuance of preferred stock, net                              (30)            --         47,927             --
   Proceeds from issuance of common stock, net                                  --             --             --             14
   Purchase of common stock                                                 (3,539)        (1,203)        (5,379)        (2,451)
   Deferred loan and financing costs                                           (42)          (481)        (3,355)          (542)
                                                                         ---------      ---------      ---------      ---------
            Net cash provided by (used in) financing activities             21,368         51,097         83,631         64,365
                                                                         ---------      ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (10,728)           575          2,746         (6,038)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              17,089          6,005          3,615         12,618
                                                                         ---------      ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   6,361      $   6,580      $   6,361      $   6,580
                                                                         =========      =========      =========      =========

See accompanying notes to consolidated financial statements.

                             COSTILLA ENERGY, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The interim financial information as of September 30, 1998, and for the nine months ended September 30, 1998 and 1997, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997.

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

         The Company is an oil and gas exploration and production concern with properties located principally in the Gulf Coast region, the Rocky Mountain region and the Permian Basin area of Texas and New Mexico.


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

         Commodity Hedges. The Company utilizes put option contracts, costless collars and fixed price swap contracts ("swaps") to hedge the effect of price changes on a portion of its future oil and gas production. Premiums paid and amounts receivable under the put option contracts are amortized and accrued to oil and gas sales, respectively. If market prices of oil and gas exceed the strike price of put options, the options will expire unexercised, therefore, reducing the effective price received for oil and gas sales by the cost of the related option. Conversely, if market prices of oil and gas decline below the strike price of put options, the options will be exercised, therefore, increasing the effective price received for oil and gas sales by the proceeds received from the related option.

         A costless collar establishes both a floor price and a ceiling for the commodity through the simultaneous purchase of a put option contract and the sale of a call option contract. Since the value of the put option and the call option offset at the time of their purchase, the collar is costless, therefore there are no premiums to amortize. If market prices of oil and gas decline below the strike price of put options, the options will be exercised, therefore, increasing the effective price received for oil and gas sales by the proceeds received from the related option. Conversely, if market prices of oil and gas exceed the strike price of call options, the Company is obligated to pay the counterparty the difference between the market price and the strike price for the contract volumes, therefore, reducing the effective price received for oil and gas sales by the amount paid to the counterparty.

         Swaps establish a fixed price for the commodity. No premiums are paid for these swaps and therefore there are no premiums to amortize. If market prices of oil and gas decline below the swap price, the counterparty pays the Company the difference between the swap price and the market price for the contract volumes, therefore, increasing the effective price received for oil and gas sales by the proceeds received under the swaps. Conversely, if market prices of oil and gas exceed the swap price, the Company is obligated to pay the counterparty an amount equal to the difference between the market price and the swap price for the contract volumes, therefore, reducing the effective price received for oil and gas sales by the amount paid to the counterparty.

         The Company had established a costless collar for oil by purchasing put options in August 1997 on 6,500 Bbls of oil per day which established a floor price of $18.50 per Bbl and selling call options on 6,500 Bbls of oil per day at $22.55 per Bbl. These oil option contracts expired August 31, 1998. In August 1998, the Company entered into swaps for the remainder of 1998 and for the calendar year 1999 covering 5,000 Bbls of oil per day. The swaps provide for a price of $16.25 per Bbl from September 1, 1998 through December 31, 1998 and $16.40 per Bbl from January 1, 1999 through December 31, 1999. The referenced prices are based upon the price at which WTI trades on the NYMEX. These contracts do not apply and do not provide a hedge for each trading day during the periods covered on which the NYMEX price for WTI closes at less than $13.25 per Bbl for the contract period during 1998 and $13.50 per Bbl during 1999.

         The Company has established a costless collar for gas by purchasing put options on 40,000 Mmbtu of gas per day which establish a floor price of $2.40 per Mmbtu and selling call options on 40,000 Mmbtu of gas per day at $2.55 per Mmbtu. These gas option contracts continue through October 1998. The referenced gas prices are based upon the index price for Houston Ship Channel gas sales. As of September 30, 1998 the Company had sold a put option on 40,000 Mmbtu of gas per day at $2.00 per Mmbtu based upon the index price for Houston Ship Channel gas sales during the months of September and October 1998.

         Interest Rate Swap Agreements. The Company had an interest rate swap agreement in place as of September 30, 1998 with a notional amount of $24 million, a fixed rate of 7.5% and which will expire in January, 1999. As a result of the Company's borrowings against its line of credit, which bears interest on a floating rate basis, the interest rate swap agreement again qualifies as a hedge during the third quarter of 1998.


3.  LONG TERM DEBT

         In August 1997, the Company entered into a credit agreement (the "Revolving Credit Facility") with Bankers Trust Company, as agent, to refinance its existing bank indebtedness and to finance a portion of the Ballard Acquisition purchase price. The Revolving Credit Facility provides for a maximum availability of $75.0 million, $25.5 million of which was borrowed at September 30, 1998 against an available borrowing base of $40.0 million at such date. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at a floating rate which is at or above the Lender's prime rate or above the applicable Eurodollar rate, depending on the percentage of committed funds which have been borrowed. Interest is payable quarterly as to base rate loans, and at the end of the applicable interest period as to Eurodollar loans. The borrowing base of the Revolving Credit Facility is automatically reduced by 5% each quarter beginning in August 1999, and payments of principal are required in each quarter in which the outstanding principal balance is greater than the reduced borrowing base. The remaining balance is payable on August 28, 2002, the maturity date of the Revolving Credit Facility. Under the Revolving Credit Facility, the Company is obligated to pay certain fees to the lender, including a commitment fee based on the unused portion of the commitment. The Revolving Credit Facility contains customary restrictive covenants (including restrictions on the payment of dividends and the incurrence of additional indebtedness) and requires the Company to maintain (i) a current ratio of not less than 1.0 to 1.0, including amounts available under the Revolving Credit Facility and excluding current maturities under the Revolving Credit Facility and the Acquisition Credit Facility, (ii) a ratio of EBITDA to interest expense, for the last twelve months as of the end of each quarter, of not less than 1.75 to 1 through December 31, 1998, 2.3 to 1 through December 31, 1999 and 2.5 to 1 thereafter and (iii) a minimum tangible net worth. At September 30, 1998, the Company was not in compliance with the financial ratios. The Company sought and obtained a waiver from the Lenders under the Revolving Credit Facility permitting the Company's non-compliance at September 30, 1998. The Company believes that it is probable that the acquisition described in Note 5 will be consummated and, in that case, the Company will enter into a new credit facility. The Company anticipates that it will be in compliance with all covenants required by the new credit facility.

However, if the Acquisition is not consummated, the Company does not anticipate that it will be in compliance with any of the financial ratios currently required by the Revolving Credit Facility at December 31, 1998. There is no assurance that the Lenders under the Revolving Credit Facility would grant further waivers of the Company's non-compliance and, as a result, the Lenders would have the ability to accelerate the maturity of all amounts due under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are secured by substantially all of the assets of the Company.

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


4.  CONVERTIBLE PREFERRED STOCK

         On June 3, 1998 the Company closed a private placement of 50,000 shares of its 7% (8% Paid in Kind) Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") to Enron Capital & Trade Resources Corp. and Joint Energy Development Investments II Limited Partnership for a purchase price of $50.0 million (the "Convertible Preferred Stock Offering"). Dividends accrue and are payable quarterly, commencing September 15, 1998, in cash, or in certain instances in shares of the Company's Common Stock. The dividend rate is 7% for dividends paid in cash and 8% for dividends paid in shares of Common Stock. The holders of the Preferred Stock may, at any time, convert shares of Preferred Stock into shares of the Company's Common Stock at a conversion price of $12.39 which, subject to certain adjustments, would result in the issuance of 4,035,513 shares of Common Stock upon conversion of the Preferred Stock.
The Registrant may, at its option, redeem the shares of Preferred Stock after June 15, 2001, subject to certain limitations, for a premium reducing to par on June 15, 2004 and thereafter. Net proceeds from the Convertible Preferred Stock Offering were $48.0 million, of which $29.0 million was used to repay all but $0.5 million of the Revolving Credit Facility and the remainder was used for general corporate purposes.


5.  PENDING ACQUISITION

         On September 4, 1998 the Company entered into a purchase and sale agreement with Pioneer Natural Resources U.S.A., Inc. ("Pioneer") for the purchase of certain oil and gas assets of Pioneer for $410.0 million, subject to certain adjustments. The assets to be purchased include producing oil and gas properties, undeveloped mineral acres, undeveloped leasehold acres, a license to use certain seismic data and gas plants, pipelines and processing facilities. The Company paid a $25.0 million performance deposit to Pioneer which may be subject to forfeiture if the Acquisition is not consummated, due to a breach by the Company, and the Company may be liable for an additional $16 million in liquidated damages. The Company intends to fund the purchase price, which is estimated to be approximately $390.0 million after adjustments, through the sale of common stock, convertible preferred stock and borrowings under a new bank credit facility. The acquisition is scheduled to close on December 15, 1998.


6.  REPORTING COMPREHENSIVE INCOME

         In June 1997, the FASB issued Statement of Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Specifically, FAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted the provisions of FAS 130 in its consolidated financial statements for periods ending after December 31, 1997. The Company had no financial instruments giving rise to comprehensive income during the three and nine month periods ended September 30, 1998.

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

                             COSTILLA ENERGY, INC.


               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


         Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Costilla to be materially different from any future results, performance, or achievements expressed or implied by such forward- looking statements. Such factors include, among others, the following: the volatility of oil and gas prices, the Company's drilling results and ability to replace oil and gas reserves, the availability of capital resources, the reliance upon estimates of proved reserves, operating hazards and uninsured risks, competition, government regulation, and the ability of the Company to implement its business strategy, and other factors referenced in the Company's public filings with the Securities and Exchange Commission.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Costilla is an independent energy company engaged in the exploration, acquisition and development of oil and gas properties. From January 1, 1993 to September 30, 1998, the Company closed nine acquisitions for an aggregate purchase price of approximately $149.0 million. Two of those transactions involved acquisitions from Pioneer's predecessor in 1995 and 1996 for a total purchase price of approximately $85.0 million.

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

         The following table sets forth certain operating data of Costilla for the periods presented:

                                                     Three Months Ended           Nine Months Ended
                                                        September 30,               September 30,
                                                 -------------------------     -------------------------
                                                    1998           1997           1998           1997
                                                 ----------     ----------     ----------     ----------
OIL AND GAS PRODUCTION:
    Oil (Mbbls)                                         461            565          1,510          1,601
    Gas (Mmcf)                                        4,814          4,824         12,376         11,545
    MMCFE (1)                                         7,580          8,214         21,436         21,151

AVERAGE SALES PRICES (2):
    Oil  (per Bbbl)                              $    14.96     $    16.91     $    15.26     $    18.08
    Gas (per Mcf)                                      2.06           2.03           2.08           2.19

COSTS PER MCFE (1):
    Production  cost                             $     0.92     $     0.84     $     0.99     $     0.99
    Depreciation, depletion and amortization           0.99           0.74           1.02           0.75
    General and administrative expenses                0.37           0.26           0.37           0.26

----------

(1) MCFE represents equivalent Mcf of gas. In reference to oil, natural gas equivalents are determined using the ratio of one barrel of crude oil, condensate or natural gas liquids to six Mcf of natural gas. MMCFE represents one thousand Mcf of gas equivalent.
(2) Before deduction of production taxes and including hedging results.


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

         The Company utilizes put option contracts, costless collars and swaps to hedge the effect of price changes on a portion of its future oil and gas production. Premiums paid and amounts receivable under the put option contracts are amortized and accrued to oil and gas sales, respectively. If market prices of oil and gas exceed the strike price of put options, the options will expire unexercised, therefore, reducing the effective price received for oil and gas sales by the cost of the related option. Conversely, if market prices of oil and gas decline below the strike price of put options, the options will be exercised, therefore, increasing the effective price received for oil and gas sales by the proceeds received from the related option.

         A costless collar establishes both a floor price and a ceiling for the commodity through the simultaneous purchase of a put option contract and the sale of a call option contract. Since the value of the put option and the call option offset at the time of their purchase, the collar is costless, therefore there are no premiums to amortize. If market prices of oil and gas decline below the strike price of put options, the options will be exercised, therefore, increasing the effective price received for oil and gas sales by the proceeds received from the related option. Conversely, if market prices of oil and gas exceed the strike price of call options, the Company is obligated to pay the counterparty the difference between the market price and the strike price for the contract volumes, therefore, reducing the effective price received for oil and gas sales by the amount paid to the counterparty.

         Swaps establish a fixed price for the commodity. No premiums are paid for these price swap contracts and therefore there are no premiums to amortize. If market prices of oil and gas decline below the swap price, the counterparty pays the Company the difference between the swap price and the market price for the contract volumes, therefore, increasing the effective price received for oil and gas sales by the proceeds received under the swaps. Conversely, if market prices of oil and gas exceed the swap price, the Company is obligated to pay the counterparty an amount equal to the difference between the market price and the swap price for the contract volumes, therefore, reducing the effective price received for oil and gas sales by the amount paid to the counterparty.

         The net effect of the Company's commodity hedging activities increased oil and gas revenues by $3,163,000 and $7,299,923 for the three and nine month periods ended September 30, 1998 and reduced oil and gas revenues by $338,950 and $1,085,280 for the comparable periods in 1997. The Company had established a costless collar for oil by purchasing put options on 6,500 Bbls of oil per day which establish a floor price of $18.50 per Bbl and selling call options on 6,500 Bbls of oil per day at $22.55 per Bbl. These oil option contracts expired August 1998. In August 1998, the Company entered into price swap contracts for the remainder of 1998 and for the calendar year 1999 covering 5,000 Bbls of oil per day. The contracts provide for a price of $16.25 per Bbl from September 1, 1998 through December 31, 1998 and $16.40 per Bbl from January 1, 1999 through December 31, 1999. The referenced prices are based upon the price at which WTI trades on the NYMEX. These contracts do not apply and do not provide a hedge for each trading day during the period covered on which the NYMEX price for WTI closes at less than $13.25 per Bbl for the contract period during 1998 and $13.50 per Bbl during 1999. For the three months and nine months ended September 30, 1998, the Company has received a gross wellhead sales price for oil of approximately 74 % and 75 %, respectively, of the NYMEX price.

         The Company has established a costless collar for gas by purchasing put options on 40,000 Mmbtu of gas per day which establish a floor price of $2.40 per Mmbtu and selling call options on 40,000 Mmbtu of gas per day at $2.55 per Mmbtu. These gas option contracts continue through October 1998.
The referenced gas prices are based upon the index price for Houston Ship Channel gas sales, which is approximately 100% of NYMEX. For the three months and nine months ended September 30, 1998, the Company has received a gross wellhead sales price for gas of approximately 93% of NYMEX. As of September 30, 1998 the Company had sold a put option on 40,000 Mmbtu of gas per day at $2.00 per Mmbtu based upon the index price for Houston Ship Channel gas sales during the months of September and October 1998. In November 1998, the Company entered into fixed price swap contracts for a period of three years, beginning January 1, 1999, covering 25,000 Mmbtu of gas at prices of $2.60 per Mmbtu for the months of November through March and $2.25 per Mmbtu for the months of April through October, resulting in a blended price of $2.40 per Mmbtu. The referenced gas prices are based upon the price at which gas trades on the NYMEX. The counterparty has certain rights to extend the contracts for up to 25,000 Mmbtu per day for up to two years through December 2003 at the above noted prices.

         The Company utilizes interest rate swap agreements to reduce the potential impact of increases in interest rates on floating-rate, long term debt. If market rates of interest experienced during the applicable swap term are below the rate of interest effectively fixed by the swap agreement, the rate of interest incurred by the Company will exceed the rate that would have been experienced under its then outstanding floating-rate indebtedness. The net effect of the Company's interest rate hedging activities decreased interest expense by $17,000 for the three months and by $25,000 for the nine months ended September 30, 1998. The Company had an interest rate swap agreement in place as of September 30, 1998 with a notional amount of $24 million, a fixed rate of 7.5% and which will expire in January, 1999. As a result of the Company's borrowings against its line of credit, which bears interest on a floating rate basis, the interest rate swap agreement again qualifies as a hedge during the third quarter of 1998.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

         The Company's oil and gas revenues for the three months ended September 30, 1998 were $16,809,000, representing an decrease of $2,530,000 (13%) from revenues of $19,339,000 in 1997. Revenues increased approximately $5,510,000 due to successful new drilling activities and the net effect of revenues related to properties purchased exceeded revenues from properties sold. Lower oil prices offset in part by higher gas prices combined to account for $1,580,000 of the decrease in revenues. Revenues attributable to gas imbalances accounted for $2,743,000 of revenue in 1997, for which there were no comparable amounts in 1998. The average net oil price per barrel received in 1998 was $14.96 compared to $16.91 in 1997, a 12% decrease, and the average net gas price received in 1998 was $2.06 per Mcf compared to $2.03 in 1997, a 1% increase. Revenues received from oil and gas hedges accounted for $4.58 per barrel and $0.22 per Mcf for the three months ended September 30, 1998. Oil and gas hedges cost $0.37 per barrel and $0.03 per Mcf for the comparable period in 1997.

         Oil and gas production was 7,580 MMCFE in 1998 compared to 8,214 MMCFE in 1997, an 8% decrease. Volumes related to gas imbalances were responsible for 1,644 MMCFE in 1997. Excluding the volumes from gas imbalances in 1997, 1998 production increased 15% due to additional production from a combination of successful drilling activities and acquired properties, partially offset by production related to properties sold.

         Oil and gas production costs for the three month period ended September 30, 1998 were $6,982,000 ($0.92 per MCFE), compared to $6,875,000 in
1997 ($0.84 per MCFE), representing an increase of $107,000 (2%). Excluding the effect of gas imbalance volumes on 1997 production costs per MCFE, production costs in 1998 were $0.92 compared to $1.05 in 1997, or $0.13 (12%) lower on a per MCFE basis due to a combination of lower production costs on both newly completed wells and acquired properties and the sale of certain oil and gas properties.

         General and administrative expenses for the three months ended September 30, 1998 were $2,786,000, representing an increase of $614,000 (28%) from 1997 of $2,172,000. The increase is primarily due to an increase in personnel and related costs necessary to accommodate the increase in the Company's oil and gas activities, including the Acquisition and Exploration Agreement with Ballard Petroleum, and an increase from 50% to 100% in its Moldova operations.

         Exploration and abandonment expense increased to $2,108,000 for the three months ended September 30, 1998 compared to $634,000 in 1997. Dry hole and abandonment costs increased to $1,468,000 in 1998 from $343,000 in 1997. The Company incurred $177,000 of seismic costs for the three months ended September 30, 1998, compared to $91,000 in the comparable period in 1997. The Company incurred $463,000 of other geological and geophysical costs during the three month period ended September 30, 1998 compared to $200,000 for the same period in 1997.

         Depreciation, depletion and amortization ("D D & A") expense for the three month period ended September 30, 1998 was $7,533,000 compared to $6,038,000 for 1997, representing an increase of $1,495,000 (25%). During the 1998 period, D D & A on oil and gas production was provided at an average rate of $0.99 per MCFE compared to $0.74 per MCFE for 1997. Of the $1,495,000 increase, $1,642,000 was due to the $0.25 per MCFE increase in D D & A rate necessitated by lower oil prices at September 30, 1998 than those experienced at September 30, 1997.

         Interest expense was $4,789,000 for the three months ended September 30, 1998, compared to $3,340,000 for the comparable period in 1997. The $1,449,000 (43%) increase was attributable to a combination of higher levels of average outstanding indebtedness and the issuance in January 1998 of an additional $80 million of 10.25% senior notes due in 2006. The average amounts of applicable interest-bearing debt in 1998 and 1997 were $187,837,000 and $134,352,000, respectively. The effective annualized interest rate in 1998 was 10.2%, as compared to 9.9% in 1997.

Nine months ended September 30, 1998 Compared to Nine months ended September 30, 1997

         The Company's oil and gas revenues for the nine months ended September 30, 1998 were $48,824,000, representing a decrease of $5,407,000 (10%) from revenues of $54,231,000 in 1997. Lower commodity prices accounted for a decrease in revenues of $4,818,000 which was partially offset by a combination of successful drilling activities and revenues related to properties purchased or sold. The average net oil price per barrel received in 1998 was $15.26 compared to $18.08 in 1997, an 16% decrease, and the average net gas price received in 1998 was $2.08 compared to $2.19 in 1997, a 5% decrease. Revenues received from oil and gas hedges accounted for $3.88 per barrel and $0.12 per Mcf for the nine months ended September 30, 1998. Oil and gas hedges cost $0.50 per barrel and $0.02 per Mcf for the comparable period in 1997.

         Oil and gas production was 21,436 MMCFE in 1998 compared to 21,151 MMCFE in 1997, a 1% decrease. Volumes related to gas imbalances were responsible for 1,644 MMCFE in 1997. Additional production from a combination of successful drilling activities and acquired properties was largely offset by production related to properties sold.

         Gain on sale of assets was $337,000 for the nine months ended September 30, 1998. There were no similar transactions in 1997.

         Oil and gas production costs for the nine month period ended September 30, 1998 were $21,208,000 ($0.99 per MCFE), compared to $21,038,000 in 1997
($0.99 per MCFE), representing an increase of $170,000. Oil and gas production costs in 1997 would have been $1.08 without the volumes related to gas imbalances. Production costs in 1998 were $0.09 lower on a per MCFE basis due to a combination of lower production costs on both newly completed wells and acquired properties and the sale of certain oil and gas properties.

         General and administrative expenses for the nine months ended September 30, 1998 were $7,857,000, representing an increase of $2,314,000 (42%) from 1997 of $5,543,000. The increase is primarily due to an increase in personnel and related costs necessary to accommodate the increase in the Company's oil and gas activities, including the Acquisition and Exploration Agreement with Ballard Petroleum.

         Exploration and abandonment expense increased to $7,336,000 for the nine months ended September 30, 1998 compared to $3,748,000 in 1997. Dry hole and abandonment costs increased to $5,461,000 in 1998 from $2,256,000 in 1997. The Company incurred $801,000 of seismic costs for the nine months ended September 30, 1998, compared to $983,000 in the comparable period in 1997. The Company incurred $1,073,000 of other geological and geophysical costs during the nine month period ended September 30, 1998 compared to $509,000 for the same period in 1997.

         Depreciation, depletion and amortization ("D D & A") expense for the nine month period ended September 30, 1998 was $21,896,000 compared to $15,758,000 for 1997, representing an increase of $6,138,000 (39%). During the 1998 period, D D & A on oil and gas production was provided at an average rate of $1.02 per MCFE compared to $0.75 per MCFE for 1997. Of the $6,138,000 increase, $5,711,000 was due to the $0.27 per MCFE increase in D D & A rate necessitated by lower oil and gas prices at September 30, 1998 than those experienced at September 30, 1997.

         Interest expense was $14,622,000 for the nine months ended September 30, 1998, compared to $8,856,000 for the comparable period in 1997. The $5,766,000 (65%) increase was attributable to a combination of higher levels of average outstanding indebtedness and the issuance in January 1998 of an additional $80 million of 10.25% senior notes due in 2006. The average amounts of applicable interest-bearing debt in 1998 and 1997 were $188,995,000 and $113,077,000, respectively. The effective annualized interest rate in 1998 was 10.3%, as compared to 10.4% in 1997.

         Results of operations for the nine months ended September 30, 1998 and 1997 include extraordinary charges of $299,000 and $219,000, respectively. These extraordinary charges related to the early extinguishment of the Acquisition Credit Facility and consisted of previously capitalized debt issuance costs. A portion of the proceeds from the 1998 Notes was used to repay the Acquisition Credit Facility.


LIQUIDITY AND CAPITAL RESOURCES

Net Cash Provided By Operating Activities

         For the nine months ended September 30, 1998, net cash provided by operating activities decreased to $8.5 million from $23.8 million for 1997. Cash provided by operations, before changes in operating assets and liabilities, decreased to a negative $0.7 million from $16.9 million for the comparable period in 1997 due to a combination of lower oil and gas prices and increased general and administrative expense, exploration and abandonments and interest expense. Oil and gas revenues decreased by $5.4 million for the nine months ended September 30, 1998 as compared to the same period in 1997 because of lower oil and gas prices. Oil and gas revenues attributable to commodity hedges amounted to $7.3 million for the nine months ended September 30, 1998.

Net Cash Used in Investing Activities

         Net cash used in investing activities for the nine months ended September 30, 1998 was $89.4 million. Approximately $12.1 million was used for the acquisition of oil and gas properties, with $10.4 million going to Manti Resources ("Manti Acquisition"), $25.0 million was used for the performance deposit to Pioneer Natural Resources U.S.A. Inc. ("Pioneer") with respect to the transaction described under "Capital Resources", $52.5 million was used for exploration and development activities, $2.2 was used to acquire the remaining membership interest in the limited liability company through which the Company's Moldovan oil and gas operations are conducted and $0.7 million for other property and equipment. Proceeds from the sale of various oil and gas assets resulted in net cash provided from investing activities of approximately $3.2 million. For the nine months ended September 30, 1997, net cash used in investing activities was $94.2 million. Approximately $41.2 million was used for the Ballard Acquisition, $56.5 million was used for exploration and development activities and $1.7 million was used for other property and equipment and $5.2 million was provided by sales of oil and gas properties.

Financing Activities

         For the nine months ended September 30, 1998, the Company incurred $136.0 million of bank debt and issued $50.0 million of its 7% Series A Cumulative Convertible Preferred Stock which resulted in net proceeds therefrom of approximately $48.0 million, bringing total combined proceeds to $184.0 million. Approximately $91.5 million was used to repay certain prior bank debt, $25.0 million was used for the performance deposit to Pioneer, $14.3 million was used for the acquisition of oil and gas properties, approximately $5.4 million was for the purchase of shares of its common stock, approximately $3.4 was used for financing costs and the remainder was used in connection with its exploration and development activities. During the nine months ended September 30, 1997, the Company incurred $87.3 million of new debt of which approximately $20.0 million was used to repay certain prior bank debt, $41.2 million was used for the Ballard Acquisition, approximately $2.5 million, was used for the purchase of shares of its common stock and the balance was used in connection with its exploration and development activities.

         The Company entered into the Revolving Credit Facility in August 1997. Approximately $19.9 million of the funds initially borrowed were used for the extension and refinancing of a prior senior credit facility and $11.2 million was used as a portion of the purchase price in the Ballard Acquisition. The Revolving Credit Facility provides for a maximum availability of $75.0 million, with an current borrowing base of $40.0 million, $25.5 million of which was borrowed at September 30, 1998. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at a floating rate which is at or above the lender's prime rate or above the applicable Eurodollar rate, depending on the percentage of committed funds which have been borrowed. Interest is payable quarterly as to base rate loans, and at the end of the applicable interest period as to Eurodollar rate loans. The borrowing base of the Revolving Credit Facility is automatically reduced by 5% each quarter beginning in August 1999, and payments of principal are required in each such quarter in which the outstanding principal balance is greater than the reduced borrowing base. The remaining balance is payable on August 31, 2002, the maturity date of the Revolving Credit Facility.

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

         On September 4, 1998 the Company entered into a purchase and sale agreement with Pioneer for the purchase of certain oil and gas assets of Pioneer for $410.0 million, subject to certain adjustments (the "Acquisition"). The assets to be purchased include producing oil and gas properties, undeveloped mineral acres, undeveloped leasehold acres, a license to use certain seismic data and gas plants, pipelines and processing facilities. The Company paid a $25.0 million performance deposit to Pioneer which may be subject to forfeiture if the Acquisition is not consummated. The Company intends to fund the purchase price, which is estimated to be approximately $390.0 million after adjustments (the "Estimated Purchase Price"), through the sale of common stock and convertible preferred stock (the "Stock Issuance") and borrowings under a new bank credit facility ("New Credit Facility"). The Company believes that it is probable that it will obtain sufficient funds from the Stock Issuance which, when combined with the expected proceeds from the New Credit Facility, will allow the Company to complete the Acquisition.

         Funds available under the Revolving Credit Facility were significantly reduced to fund the $25 million performance deposit made upon execution of the Acquisition Agreement. In the event the Acquisition is not consummated due to a breach by Costilla, the Company would forfeit the $25 million deposit and be liable for an additional $16 million in liquidated damages. The Company does not currently have available, and has not made arrangements to obtain financing, to pay the additional $16 million payment, which may make it necessary to sell assets to fund the payment. The Company's ability to generate or obtain capital resources necessary to fund its operating plans could be significantly and adversely affected as a result of a failure to consummate the Acquisition. If the Acquisition is consummated, the Company anticipates that cash flow from operations will be sufficient for its 1999 capital expenditures, excluding acquisitions. However, because the Company's ultimate 1999 capital expenditures, future cash flows and the availability of financing are subject to a number of variables, there can be no assurance that the Company's capital resources will be sufficient to maintain its capital expenditures. In addition, if the Company is unable to generate sufficient cash flow from operations to service its debt, it may be required to refinance all or a portion of its debt or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained.

         If the Company is unable to obtain the financing necessary to consummate the Acquisition, the Company may be required to seek alternative financing or risk termination of the Acquisition Agreement and the consequences resulting therefrom. The Company does not currently have any arrangements or commitments for alternative sources of financing, and there can be no assurance that such sources will be available.

         At September 30, 1998, the Company was not in compliance with the financial ratios required by the Revolving Credit Facility. The Company sought and obtained a waiver from the Lenders under the Revolving Credit Facility permitting the Company's non-compliance at September 30, 1998. If the Stock Issuance is consummated, the Company will enter into the New Credit Facility, close the Acquisition and anticipates that it will be in compliance with all required financial ratios. However, if the Acquisition is not consummated, the Company does not anticipate that it will be in compliance with any of the financial ratios currently required by the Revolving Credit Facility at December 31, 1998. There is no assurance that the Lenders under the Revolving Credit Facility would grant further waivers of the Company's non-compliance and, as a result, the Lenders would have the ability to accelerate the maturity of all amounts due under the Revolving Credit Facility.

         Although certain of the Company's costs and expenses may be affected by inflation, inflationary costs have not had a significant effect on the Company's results of operations.


Capital Expenditures

         During the nine months ended September 30, 1998 the Company had oil and gas expenditures of approximately $52.5 million, exclusive of the $25.0 million performance deposit on the Acquisition and the $14.3 million spent on the acquisition of existing oil and gas properties. The $52.5 million of oil and gas expenditures consisted of $13.5 million of exploration costs, $29.7 million of development costs, $3.6 million of undeveloped acreage and $5.7 million on wells in progress at September 30, 1998. The Company anticipates that its capital expenditures for the fourth quarter of 1998 will be approximately $8.0 million, excluding the Acquisition. If the Acquisition is consummated, the Company expects that cash flow from operations will be adequate to fund 1999 oil and gas capital expenditures, exclusive of any acquisitions.


Recent Accounting Pronouncements

         YEAR 2000 - The Company will be required to modify its information systems in order to accurately process data referencing the Year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Company's ability to manage and report operating activities. The Company's third-party software vendor for its integrated oil and gas information system is currently modifying the system to accurately handle the Year 2000 issue.
All necessary programming modifications are scheduled to be completed by December 31, 1998. These modifications are part of the routine updates the Company receives from its third-party software vendor as part of its systems support contract, and the Company believes it will not incur any material costs in addition to the ordinary software maintenance costs in preparing its information systems for the Year 2000 issue.

         In addition to its information systems, the Company is conducting an assessment of the Year 2000 issues with respect to the production and other field equipment associated with its current properties and the Acquisition Properties. A significant failure of such equipment may cause delays in production and product transportation which could have a material adverse effect on the Company. Following this assessment, the Company intends to establish a plan to make such equipment Year 2000 compliant or develop a contingency plan for a possible failure of such equipment.

         The Year 2000 issues also affect service companies, purchasers of production, utility providers and other persons with whom the Company contracts. The Company has submitted Year 2000 compliance questionnaires to many of such persons, but is currently not aware of the preparations undertaken by such person. A material and widespread failure of the utility service, transportation of oil or gas, or similar service the Company utilizes could have a material effect on the Company's production, cash flow and overall financial condition. Therefore, failure of such third parties to adequately prepare for Year 2000 issues may have a material adverse effect on the Company, notwithstanding the Company's actions to prepare its own information systems. The Company does not currently have a contingency plan in the event such third parties are unable to provide services or products to the Company.

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

                          PART II - OTHER INFORMATION


ITEM 6.                   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

                          Exhibit
                          Number       Description of Exhibit
                          ------       ----------------------
                          *10.1        Purchase and Sale Agreement dated
                                       September 4, 1998 by and between Costilla
                                       Energy, Inc. and Pioneer Natural
                                       Resources USA, Inc.

                          *27.1        Financial Data Schedule



                                  *    Filed herewith


REPORTS ON FORM 8-K

         None.

                              S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     COSTILLA ENERGY, INC.




Date:    November 13, 1998                 By:   /S/ BOBBY W. PAGE
                                                 -------------------------------
                                                 Bobby W. Page
                                                 Senior Vice President
                                                 and Chief Financial Officer

                               Index to Exhibits

                          Exhibit
                          Number       Description of Exhibit
                          ------       ----------------------
                          *10.1        Purchase and Sale Agreement dated
                                       September 4, 1998 by and between Costilla
                                       Energy, Inc. and Pioneer Natural
                                       Resources USA, Inc.

                          *27.1        Financial Data Schedule



                                  *    Filed herewith