Form 10-K
period 1998-12-31
COSTILLA ENERGY INC
filed 1999-04-15
CIK 1018980

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the transition period from _______ to _______

                           COMMISSION FILE NO. 0-21411

                                ----------------
                              COSTILLA ENERGY, INC.
             (Exact name of registrant as specified in its charter)
                                ----------------

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
                               YES   X   NO
                                   ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates, based upon the last sale price as quoted on the Nasdaq Stock Market's National Market of $2.16 per share on April 12, 1999 was $9,365,414.

Number of shares of Common Stock outstanding as of April 12, 1999 ... 14,101,580

DOCUMENTS INCORPORATED BY REFERENCE - NONE

================================================================================

                              COSTILLA ENERGY, INC.

                                TABLE OF CONTENTS


                                                                                    Page
                                                                                    ----
PART I .

Item 1.           Business.                                                          3

Item 2.           Properties.                                                       10

Item 3.           Legal Proceedings.                                                17

Item 4.           Submission of Matters to a Vote of Security Holders.              17

PART II.

Item 5.           Market for the Registrant's Common Equity and
                  Related Stockholder Matters.                                      18

Item 6.           Selected Financial Data.                                          19

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                              20

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk        28

Item 8.           Financial Statements and Supplementary Data.                      29

Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure.                                         29

PART III.

Item 10.          Directors and Executive Officers of the Registrant.               30

Item 11.          Executive Compensation.                                           33

Item 12.          Security Ownership of Certain Beneficial Owners and Management.   37

Item 13.          Certain Relationships and Related Transactions.                   39

PART IV.

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.  40

SIGNATURES                                                                          45

                                     PART I


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-K under "Item 1. Business," "Item 2. Properties", "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A. "Quantative and Qualitative Disclosures About Market Risk" and elsewhere in this Form 10-K may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that Costilla Energy, Inc. ("Costilla" or the "Company") expects, projects, believes or anticipates will or may occur in the future, including such matters as oil and gas reserves, future drilling and operations, future production of oil and gas, future net cash flows, future capital expenditures and other such matters, are forward-looking statements. These statements are based on certain assumptions and analysis made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, prices of oil and gas, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company.

ITEM 1.  BUSINESS.

         Special Note: Certain statements set forth below under this caption constitute "forward-looking statements". See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

GENERAL

         Costilla is an independent energy company that is engaged in the exploration, exploitation, development, and acquisition of oil and gas properties. The Company's primary operations are in the South/East Texas region, the Permian Basin area of West Texas and Southeast New Mexico and the Rocky Mountain region. The Company's strategy focuses on utilizing current and developing technological advancements to increase reserves through a targeted exploration program, strategic property acquisitions, and development of producing properties.

         The Company began operating in 1988 and conducted an initial public offering of its common stock (the "IPO") in October 1996. As of January 1, 1999, the Company had total estimated net proved reserves of 6.0 Mmbbls of oil and
140.9 Bcf of gas, aggregating 177.0 Bcfe, with a PV-10 Value of $119.7 million. The Company also had a substantial undeveloped acreage position at December 31, 1998. The Company has identified in excess of 300 drilling locations, of which 63 are included in its proved reserves at January 1, 1999.

         The Company began active efforts to acquire and develop oil and gas properties in 1993 and, from January 1, 1993 to December 31, 1998, closed nine acquisitions for an aggregate purchase price of approximately $149.0 million. The Company has not participated in the auction process, but rather has made acquisitions through negotiated transactions. The four most recent acquisitions have been:

o The acquisition of approximately 7.8 Bcfe of proved reserves, approximately 30 square miles of 3-D seismic data and 16,202 gross and net undeveloped acres located in the South/East Texas region in January 1998 for approximately $10.5 million (the "Manti Acquisition").

o The acquisition of 36.0 Bcfe (as of July 1, 1997) of proved reserves, undeveloped acreage and seismic data (the "Ballard Acquisition") from Ballard Petroleum LLC ("Ballard") in August 1997 for approximately $41.2 million. In March 1999, the Company sold to Ballard certain oil and gas properties located in the Rocky Mountain region for approximately $14 million.

o The acquisition of 64.0 Bcfe of proved reserves and undeveloped acreage located in the Permian Basin and the Gulf Coast region in June 1996 for approximately $38.7 million (the "1996 Acquisition").

o The acquisition of 86.0 Bcfe of proved reserves and undeveloped acreage in the Permian Basin, Gulf Coast and Rocky Mountain regions in June 1995 for approximately $46.6 million (the "1995 Acquisition").

         The Company's bank credit facility (the "Credit Facility") was amended during the first quarter of 1999 to, among other things, require the Company to make substantial principal payments in 1999 in addition to scheduled payments. As a result, the Company will be required to begin a program of asset dispositions in order to meet those mandatory repayment requirements. In addition, the Company has a substantial working capital deficit. Because a significant portion of the Company's financial resources will be utilized in connection with the required debt payments and working capital deficit, the Company's capital expenditures for the remainder of 1999 will be extremely limited. The combination of required repayments under the Credit Facility, uncertainty with respect to future asset sales and the Company's working capital deficit has caused the Company's independent accountants to add an explanatory paragraph to the Auditor's Report accompanying the Company's December 31, 1998 financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Auditor's Report contained in the Consolidated Financial Statements beginning on page F-1 hereof.

         Oil and gas terms used herein are defined under "-Definition of Certain Oil and Gas Terms".

         The Company's executive offices are located at 400 West Illinois, Suite 1000, Midland, Texas, 79701 (mailing address P.O. Box 10369, Midland, Texas 79702) and its telephone number is (915) 683-3092.


RECENT DEVELOPMENTS

         The Company has had a number of significant developments since January 1, 1998 with respect to acquisitions, divestitures and exploration successes.

Acquisitions

         Manti Acquisition. In January 1998 the Company closed a transaction with Manti Resources, Inc. and acquired producing properties and associated acreage located in the South/East Texas region (the "Manti Acquisition") in close proximity to an exploration area the Company has been developing. The Manti Acquisition included approximately 7.8 Mmcfe of proved reserves at January 1, 1998, approximately 50 square miles of 3-D seismic data and 16,202 gross and net undeveloped acres. The purchase price was $10.4 million.

         Pioneer Acquisition. The Company devoted a substantial amount of its efforts during the fourth quarter of 1998 and the first quarter of 1999 to a proposed acquisition (the "Pioneer Acquisition") of oil and gas properties (the "Pioneer Acquisition Properties") from Pioneer Natural Resources USA, Inc. ("Pioneer"). The Company originally entered into a Purchase and Sale Agreement with Pioneer in September 1998. The agreement was subsequently modified and ultimately terminated by its terms on April 15, 1999. No agreement is currently in effect with respect to this transaction.

Exploration

         S.W. Speaks Field, Lavaca County, Texas. The Company's drilling activities in this South Texas field began with a discovery well in January 1998 and have yielded discoveries of three gas-bearing fault blocks in the Lower Wilcox formation with estimated proved reserves of 60.7 Bcf of natural gas at January 1, 1999. Four additional successful wells were drilled and completed during 1998, on this 46-square mile 3-D seismic survey owned by the Company. In January 1999, the Company's sixth and seventh successful Speaks wells were completed and commenced production, bringing current field production to approximately 40 Mmcfd. Eight additional locations (including one proved undeveloped location) have been identified for future drilling on the Southwest Speaks project. The Company has a leasehold interest in this property of approximately 10,000 net acres.

         Scott and Hopper Field, Brooks County, Texas. During 1998, the Company drilled and completed three new wells adding approximately two Mmcf to daily production from this field, which was acquired in the Manti Acquisition. Analysis of 3-D seismic data from a 30-square mile seismic survey owned by the Company indicates one proved undeveloped location and eight unproved locations targeting Frio and Vicksburg reservoirs. Costilla has a 100 percent working interest, 80 percent net revenue interest, in approximately 9,800 gross acres in the Scott & Hopper Field.

         Sealy Field, Austin County, Texas. Costilla commenced drilling its Sealy prospect in the fourth quarter of 1998, and completed an initial Frio discovery in January 1999. The Company's analysis of its 55-square mile 3-D seismic survey of the prospect indicates Frio, Yegua and Wilcox potential at depths of 3,000 to 10,000 feet. Costilla owns a 100 percent working interest, 83 percent net revenue interest, in approximately 23,000 gross acres. Based on preliminary analysis of 3-D data, 26 unproved locations have been identified on the project.


Divestitures


         Gulf Production Sale. In January 1998, the Company sold its interest in approximately 190 gross wells in Oklahoma, approximately 75% of which were non-operated, to Gulf Partners L.L.C. and Gulf Production Corp. for $2.5 million (the "Gulf Production Sale"). The properties had assigned proved reserves of 4.2 Bcfe at January 1, 1998.

         Concho 1998 Sale. In November 1998, the Company consummated the sale of oil and gas properties to Concho Resources, Inc. for $8.1 million (the "Concho 1998 Sale"). These properties had assigned proved reserves of 16.7 Bcfe at October 1, 1998.

         Ballard 1999 Sale. In March 1999, the Company closed a sale to Ballard (the "Ballard Sale") of substantially all of the assets the Company acquired from Ballard in the Ballard Acquisition. The oil and gas properties included in the sale are located primarily in the Rocky Mountain region and had assigned proved reserves of 14.3 Bcfe at January 1, 1999. The unadjusted cash purchase price for the sale was $14,150,000. In addition to the sale of assets, the transaction relieved the Company of certain ongoing obligations to Ballard which the Company had assumed in the Ballard Acquisition.


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

         The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas produced by the Company, as well as the revenues received by the Company for sales of such production. Since the mid-1980s, the FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of gas. Order 636 began a fundamental restructuring of interstate pipeline sales and transportation services, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the services such pipelines previously performed. One of the effects of the orders has been to increase competition within all phases of the gas industry. It is difficult to predict the ultimate impact of these and future FERC orders on the Company and its gas marketing efforts.

         Sales of oil and natural gas liquids by the Company are not regulated and are made at market prices. The price the Company receives from the sale of these products is affected by the cost of transporting the products to market. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally index such rates to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting oil and natural liquids by pipeline, although the most recent adjustment generally decreased rates. The Company is not able to predict with certainty what long term effect, if any, these regulations will have on it, but, other factors being equal, the regulations may, over time, tend to increase transportation costs for oil and natural gas liquids.


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


EMPLOYEES

         At December 31, 1998, the Company had 118 full time employees. None of the Company's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good. In addition to its employees, at December 31, 1998 Costilla was utilizing approximately 14 consultants.


DEFINITION OF CERTAIN OIL AND GAS TERMS

         The terms defined in this section are used throughout this Form 10-K.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

Bcf. One billion cubic feet.

Bcfe. One billion cubic feet of gas equivalent.

Btu. One British thermal unit. The quantity of heat required to raise the temperature of one pound of water one degree Fahrenheit.

Cfe. Equivalent cubic feet of gas. Determined using a ratio of six Mcf of gas to one Bbl of crude oil, condensate or gas liquids.

Developed Acreage. The number of acres which are allocated or assignable to producing wells or wells capable of production.

Development Well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry Well. A well found to be incapable of producing either oil or gas in sufficient quantities to justify completion of an oil or gas well.

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

Mmbtu. One million Btu's.

Mcf. One thousand cubic feet.

Mcfe. One thousand cubic feet of gas equivalent.

Mmcf. One million cubic feet.

Mmcfd. One million cubic feet of gas per day.

Mmcfe. One million cubic feet of gas equivalent.

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

PRINCIPAL PROPERTIES

         The following table sets forth certain information, as of January 1, 1999, which relates to the principal oil and gas properties owned by the Company.


                                                  PROVED RESERVES
                            --------------------------------------------------
                                                          TOTAL GAS   PERCENT OF
                             GROSS       OIL       GAS   EQUIVALENT   TOTAL GAS
                             WELLS     (MBBLS)    (MMCF)   (MMCFE)    EQUIVALENT
                            -------    -------   -------   -------   ---------
    REGION
    ------
South/East Texas ........       568      1,118   106,459   113,167        63.9 %
Rocky Mountain (1) ......       615      3,301    17,041    36,847        20.8
Permian Basin ...........       396        817    14,460    19,362        10.9
Other - Domestic ........        63         97       795     1,377         0.8
Foreign - Moldova .......        24        687     2,147     6,269         3.5
                            -------    -------   -------   -------   ---------

Total (1)................     1,666     6,020    140,902   177,022       100.00 %
                            =======    =======   =======   =======   =========

-----------------
(1) Subsequent to January 1, 1999, the Company sold 14.3 Bcfe in the Ballard Sale, substantially all of which were located in the Rocky Mountain region.

         SOUTH/EAST TEXAS. At January 1, 1999, 63.9% of the Company's proved reserves were concentrated in the South/East Texas region, on shore.

         S.W. Speaks Field, Lavaca County, Texas. Proved reserves of the Speaks Field at January 1, 1999 are estimated at 60.7 Bcfe. The Company drilled and completed five wells in the Speaks Field in 1998 penetrating multiple sands in the Lower Wilcox. In January, two additional wells were completed bringing current gas production from the field to approximately 40 Mmcfd. Eight additional locations (including one proved undeveloped location) have been identified for future drilling on the Company's 10,000-net acre leasehold in this project in which the Company holds a 100 percent working interest (72 percent average net revenue interest). Costilla acquired the Southwest Speaks property in the 1995 Acquisition.

         Scott and Hopper Field, Brooks County, Texas. Costilla acquired its 100 percent working interest (80 percent net revenue interest) in this producing South Texas field in the Manti Acquisition. The Company's 9,800 gross acre leasehold over which a 30-square mile 3-D seismic survey has been completed, contains multiple fault blocks and numerous productive Frio and Vicksburg sands. In 1998, the Company drilled and completed three new wells bringing gross daily field production at year-end to approximately 3.1 Mmcfe. Proved reserves at January 1, 1999 are estimated at 2,849 Mmcfe.

         Sealy Field, Austin County, Texas. The Sealy field is a highly faulted area which is further complicated by salt domes and is ideally suited to 3-D seismic exploration. The Company has completed the acquisition and processing of a 50 square mile 3-D survey and is currently engaged in interpretation of the resulting data. The Company owns approximately 23,000 gross acres in the Sealy field with 100 percent working interest (83 percent net revenue interest).


         ROCKY MOUNTAINS. At January 1, 1999, 20.8% of the Company's proved reserves (13.8% following the Ballard Sale) were concentrated in the Rocky Mountain region, which includes Montana, North Dakota, Wyoming, Colorado and Utah.

         Wattenberg Field, Weld County, Colorado. The Company acquired this producing field in the 1996 Acquisition, and added significantly to production with developmental drilling. Located in the DJ Basin of northeast Colorado, the Wattenberg Field produces in the Codell and Niobrara sands from depths of 6,000 to 7,000 feet. Costilla owns a 100 percent working interest, 77 percent net revenue interest, in approximately 4,000 net acres in this property. Proved reserves at January 1, 1999 are estimated to be 10,139 Mmcfe.


         PERMIAN BASIN. At January 1, 1999, 10.9% of the Company's proved reserves were concentrated in the Permian Basin, an approximately 70-county region in West Texas and Southeast New Mexico.

         Talbot Field, Howard County, Texas. Since 1993, Costilla has surveyed about 66 square miles over this property and drilled 28 successful wells producing in the Canyon and Fusselman formations from depths of 8,000 to 9,000 feet. An additional 18 well locations (including four proved undeveloped locations) have been identified for canyon reef development. Proved reserves at January 1, 1999, are estimated at 2,914 Mmcfe. The Company owns a 65 percent working interest, 50 percent net revenue interest in approximately 12,000 net acres in the Talbot Field.


MARKETING ARRANGEMENTS

         The Company sells its crude oil production under several pricing arrangements, with a majority sold under arrangements based upon either New York Mercantile Exchange ("NYMEX") prices or posted prices. Each of those two types of arrangements are subject to market adjustments. The majority of the Company's gas production is sold at spot market prices. The term "spot market" as used herein refers to contracts with terms of six months or less or contracts which call for a redetermination of sales prices every six months or earlier. The Company does not believe that the loss of any of its principal oil or gas purchasers would have a material adverse effect on it. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the hedging activities conducted by the Company.

OIL AND GAS RESERVES

         The Company's estimated total proved reserves of oil and gas as of January 1, 1999 were as follows:



                                                         ACTUAL                              ADJUSTED
                                                   JANUARY 1, 1999                     JANUARY 1, 1999 (1)
                                         -----------------------------------   ----------------------------------
                                             OIL         GAS                        OIL        GAS
                                           (MBBLS)      (MMCF)       MMCFE        (MBBLS)     (MMCF)      MMCFE
                                         --------- ------------- -----------   ---------- ----------- -----------
Proved developed producing ............      3,754        78,795     101,319        2,593      75,730      91,288
Proved developed non-producing.........        215        29,300      30,590          210      29,248      30,508
Proved undeveloped ....................      2,051        32,807      45,113        1,535      31,726      40,936
                                         --------- ------------- -----------   ---------- ----------- -----------
   Total proved .......................      6,020       140,902     177,022        4,338     136,704     162,732
                                         ========= ============= ===========   ========== =========== ===========

-----------------
(1) Includes adjustments for the Ballard Sale.

         The future net cash flows from the Company's estimated proved reserves as of January 1, 1999 were as follows:

                                                            ACTUAL                  ADJUSTED
                                                        JANUARY 1, 1999        JANUARY 1, 1999 (1)
                                                        ---------------        ------------------
                                                        (in thousands)           (in thousands)
Future net cash flows before income taxes .............   $181,429                   169,603
Future net cash flows before income taxes,
   discounted at 10% ..................................   $119,708                   113,337


-----------
(1) Includes adjustments for the Ballard Sale.

         The domestic reserve estimates at January 1, 1999 were prepared by Williamson Petroleum Consultants, Inc and W. Scott Epley, P.E. Reserve estimates attributable to Moldova were prepared by W. Scott Epley, P.E.

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

         While the Company's oil and gas reserves are attributable to in excess of 2,000 proved wells and locations, 34% of the Company's total proved reserves at January 1, 1999 (37% as adjusted for the Ballard Sale) were attributable to the Southwest Speaks Field in Lavaca County, Texas. Estimates of proved undeveloped reserves, as well as estimates made early in the productive life of a well, may be less reliable than reserve estimates attributable to wells which have longer production histories. Any downward revision of the reserve estimates attributable to the Southwest Speaks Field, or any interference in production from such Field, could have a material adverse affect on the Company's future cash flows and financial results.

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


PRODUCTION VOLUMES, PRICES AND COSTS

         The following table sets forth certain information regarding the Company's production volumes, average sales price and costs for the periods presented:


                                                                  YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             1998         1997         1996
                                                          ----------   ----------   ----------
Production:
   Oil (MBbls) ........................................        1,938        2,175        1,726
   Gas (Mmcf) .........................................       17,140       14,698        9,205
   Total (Mmcfe) ......................................       28,768       27,748       19,561

Average Sales Price:
   Oil (per Bbl) ......................................   $    14.31   $    17.77   $    19.87
   Gas (per Mcf) ......................................         2.05         2.29         2.13

Costs Per Mcfe:
   Production costs, including severance taxes ........   $     0.95   $     1.08   $     1.11
   Depreciation, depletion and amortization ...........         1.13         0.95         0.64

EXPLORATION AND DEVELOPMENT ACTIVITIES

         The Company drilled, or participated in the drilling of, the following number of wells during the periods indicated. At December 31, 1998, the Company was in the process of completing three gross (three net) wells as producers which are not reflected in the following table.


                               1998                  1997                  1996
                       -------------------   -------------------   -------------------
                        GROSS       NET        GROSS      NET       GROSS      NET
                       --------   --------   --------   --------   --------   --------
Exploratory:
   Productive ......         13       9.46         15       8.38         13       8.88
   Dry .............         12       8.63         10       5.81          2       2.00
                       --------   --------   --------   --------   --------   --------
     Total .........         25      18.09         25      14.19         15      10.88
                       ========   ========   ========   ========   ========   ========

Development:
   Productive ......         35      17.78         86      58.72         16       9.93
   Dry .............          6       4.62         11       8.54          5       3.20
                       --------   --------   --------   --------   --------   --------
     Total .........         41      22.40         97      67.26         21      13.13
                       ========   ========   ========   ========   ========   ========

Total:
   Productive ......         48      27.24        101      67.11         29      18.81
   Dry .............         18      13.25         21      14.35          7       5.20
                       --------   --------   --------   --------   --------   --------
   Total ...........         66      40.49        122      81.46         36      24.01
                       ========   ========   ========   ========   ========   ========

         The Company does not own any drilling rigs and all of its drilling activities are conducted by independent contractors under standard drilling contracts.




PRODUCTIVE WELL SUMMARY

         The following table sets forth the Company's gross and net interests in productive oil and gas wells as of December 31, 1998. Productive wells are producing wells and wells capable of production.


                            GROSS (1)   NET (1)
                            --------   --------
Oil Wells ...............      1,070        579
Gas Wells ...............        590        230
                            --------   --------
    Total (2) ...........      1,660        809
                            ========   ========


-------------
(1)  A well with multiple completions is counted as a single well.
(2) 280 gross (189 net) wells were sold subsequent to December 31, 1998 in the Ballard Sale.

ACREAGE

         The following table sets forth certain information regarding the Company's developed and undeveloped leasehold acreage as of December 31, 1998. Acreage in which the Company's interest is limited to royalty, overriding royalty, mineral and similar interests is excluded.


                                DEVELOPED         UNDEVELOPED            TOTAL
                            -----------------   -----------------   -----------------
   REGION                    GROSS      NET      GROSS      NET      GROSS     NET
   ------                   -------   -------   -------   -------   -------   -------
South/East Texas ........   158,666    52,269   108,292    93,510   266,958   145,779
Rocky Mountain (1) ......    53,531    20,367   506,045   476,925   559,576   497,292
Permian Basin ...........    48,249    26,246    54,159    45,780   102,408    72,026
Other ...................    15,982     2,477    22,776    22,774    38,758    25,251
                            -------   -------   -------   -------   -------   -------

Total (1) ...............   276,428   101,359   691,272   638,989   967,700   740,348
                            =======   =======   =======   =======   =======   =======



----------------
(1) 386,519 gross (361,105 net) acres of the Company's total acreage position in the Rocky Mountain area was sold in the Ballard Sale subsequent to December 31, 1998.

OTHER ACTIVITIES

         In July 1995, the Republic of Moldova (located in Eastern Europe between Romania and the Ukraine) granted a Concession Agreement to Resource Development Company Limited, L.L.C. ("Redeco"), an entity not then affiliated with the Company. The Company paid Redeco $90,000 and bore the first $2.0 million of concession expenses in return for a 50.0% interest in Redeco. In June 1998 the Company purchased the remaining 50.0% interest from the other member of Redeco for $350,000, forgiveness of $1.6 million of accounts payable to the Company and the conveyance to the other member of a net profit interest. Effective October 1, 1998, the Company acquired additional assets from affiliates of Redeco primarily consisting of concession agreements owned by such affiliates covering three areas in the Republic of Romania (the "Romanian Concessions"). Costilla paid $350,000, with an additional $206,250 due upon closing, for such assets and granted the seller a net profits interest in revenues from both the Moldovan concession arrangements and the Romanian Concessions.

         Subsequent to December 31, 1998, the Company has determined to discontinue its activities in Moldova and Romania and is presently seeking to dispose of these assets.




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

         The Company is a defendant or codefendant in minor lawsuits that have arisen in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect any of these to have a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held a special meeting of its stockholders on November 30, 1998. At that special meeting, the Company's stockholders approved the following matters, which were all of the matters voted upon at the meeting (with a tabulation of the votes as to such matter following the discussion of each matter):

1. An amendment to the Company's Certificate of Incorporation to increase the number of shares of authorized common stock, $0.10 par value per share, from 20,000,000 shares to 100,000,000 shares. This amendment was approved by the stockholders by a vote of 8,092,178 votes for the proposal and 103,859 votes against the proposal, with 3,775 shares abstaining.

2. The issuance of up to 250,000 shares of convertible preferred stock and up to 50,000,000 shares of common stock, and a potential issuance of an indeterminable number of shares of common stock in payment of dividends on and upon conversion of the convertible preferred stock, in connection with the Pioneer Acquisition. This proposal was approved by the stockholders by a vote of 8,135,835 votes for the proposal and 22,169 votes against the proposal, with 4,775 shares abstaining and 37,033 broker non-votes.

3. Amendment to the Company's 1996 Stock Option Plan to increase the number of shares of the Company's common stock authorized and reserved for issuance under the Plan from 1,250,000 shares to 4,000,000 shares. The stockholders approved this amendment to the Plan by a vote of 7,614,704 votes for the proposal and 539,700 votes against the proposal, with 8,375 shares abstaining and 37,033 broker non-votes.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

         The Company completed its initial public offering of Common Stock on October 2, 1996. On October 3, 1996 the Common Stock commenced trading on the Nasdaq Stock Market's National Market under the trading symbol "COSE". The following table sets forth the high and low sales price for the periods presented:


                                                     HIGH            LOW
                                                     ----            ---
1997
     First Quarter  ................................ $16.00        $11.50
     Second Quarter ................................ $14.50        $12.00
     Third Quarter  ................................ $14.75        $ 8.75
     Fourth Quarter ................................ $16.38        $10.38

1998
     First Quarter  ................................ $12.75        $ 9.13
     Second Quarter ................................ $11.50        $ 8.50
     Third Quarter  ................................ $10.50        $ 5.88
     Fourth Quarter ................................ $ 7.75        $ 2.75

         The Company had approximately 1,500 record and beneficial holders of its Common Stock at December 31, 1998.

         The Company has never declared or paid any cash dividends on its Common Stock and the Company's Board of Directors does not anticipate paying any cash dividends in the foreseeable future. The indenture governing the Company's 10 1/4% Senior Notes due 2006 (the "Senior Notes") restricts the payment of dividends and the Credit Facility prohibits the payment of dividends other than those paid on the Company's outstanding 7% (8% Paid in Kind) Series A Cumulative Convertible Preferred Stock. In addition, such preferred stock ranks senior to the Common Stock with respect to the payment of dividends. The payment of any cash dividends on the Common Stock in the future will depend on such factors as the earnings, anticipated capital requirements, and operating and financial condition of the Company and any other factors deemed relevant by the Board of Directors.

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


                                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------------
                                                          1998         1997         1996         1995         1994
                                                       ---------    ---------    ---------    ---------    ---------
STATEMENT OF OPERATIONS DATA:
   Operating revenues ..............................   $  62,785    $  72,300    $  53,919    $  21,693    $   7,637
   Total revenues ..................................      63,602       76,501       55,026       21,816        7,836
   Expenses:
     Oil and gas production ........................      27,366       30,029       21,774       10,355        2,351
     General and administrative ....................      11,766        8,407        5,238        3,571        1,184
     Compensation related to option settlement .....        --           --           --            656         --
     Exploration and abandonments ..................      12,723        6,588        2,550        1,652          793
     Depreciation, depletion and amortization ......      32,447       26,409       12,430        5,958        1,847
     Impairment of oil and gas properties ..........      59,678       28,189         --           --           --
     Interest ......................................      19,596       12,979       11,281        4,591        1,458
                                                       ---------    ---------    ---------    ---------    ---------
   Income (loss) before income taxes and
     extraordinary item ............................     (99,974)     (36,100)       1,753       (4,967)         203
   Net income (loss) ...............................    (100,273)     (36,471)      (4,440)      (4,970)         163
   Net income (loss) applicable to common equity....    (102,580)     (36,471)      (8,370)      (7,812)         163
   Net income (loss) per share applicable to
      common equity.................................   $  (10.24)   $   (3.51)   $   (1.29)   $   (1.50)   $     .03
STATEMENT OF CASH FLOWS DATA:
   Net cash provided by (used in):
     Operating activities ..........................   $   2,379    $  25,032    $  12,350    $   6,366    $   1,527
     Investing activities ..........................     (98,462)     (92,597)     (64,129)     (62,467)     (12,146)
     Financing activities ..........................      97,719       58,562       61,531       58,830       10,618
OTHER FINANCIAL DATA:
   Capital expenditures ............................   $ 121,578    $ 113,924    $  70,017    $  62,220    $  11,868
   Adjusted EBITDA (1) .............................      25,126       38,065       27,108        7,232        4,301
   Adjusted EBITDA/interest expense (1) ............        1.3x         3.1x         2.6x         1.6x         2.9x
BALANCE SHEET DATA (AS OF PERIOD END):
   Working capital (deficit) .......................   $ (58,334)   $ (11,511)   $  10,320    $   2,654    $   1,081
   Total assets ....................................     210,954      194,088      162,790       87,367       24,904
   Total debt, less current maturities .............     181,780      163,087      100,262       71,494       23,613
   Redeemable predecessor capital ..................        --           --           --         11,576         --
   Predecessor capital .............................        --           --           --         (7,445)        (747)
   Stockholders' equity (deficit) ..................     (46,452)         410       40,569         --           --


-----------------
(1) Adjusted EBITDA and the ratio of Adjusted EBITDA to interest expense are presented because of their wide acceptance as financial indicators of a company's ability to service or incur debt. Adjusted EBITDA (as used herein) is calculated by adding interest, income taxes, depreciation, depletion and amortization, impairment of oil and gas properties, exploration and abandonment costs, other non-cash items and extraordinary items. The ratio of Adjusted EBITDA to interest expense is calculated by dividing Adjusted EBITDA by interest expense, adjusted for non-cash items. Adjusted EBITDA and the ratio of Adjusted EBITDA to interest expense should not be considered as alternatives to earnings (loss), or operating earnings
     (loss), as defined by generally accepted accounting principles, as indicators of the Company's financial performance or to cash flow as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

GENERAL

         Costilla is an independent energy company engaged in the exploration, acquisition and development of oil and gas properties. In recent years, Costilla has grown primarily through acquisitions. In June 1995, Costilla consummated the 1995 Acquisition for a purchase price of approximately $46.6 million, in June 1996, Costilla consummated the 1996 Acquisition for a purchase price of approximately $38.7 million and in August 1997, Costilla consummated the Ballard Acquisition for a purchase price of approximately $41.2 million. In September, 1998, Costilla entered into an agreement with Pioneer to acquire the Pioneer Acquisition Properties for $410 million. The sale was to be effective October 1, 1998 and close in December 1998. Costilla made a $25 million forfeitable deposit pursuant to the agreement. The agreement also provided that an additional $16 million would be paid if the transaction did not close in December 1998. In December 1998, the previous agreement was terminated and replaced by a new agreement to purchase the Pioneer Acquisition Properties for $294 million. Pioneer retained the $25 million deposit and Costilla issued to Pioneer 3 million shares of its Common Stock valued at $13 million and relinquished its right to a property interest valued at $3 million. Such new transaction had a closing date of March 31, 1999 and an effective date of January 1, 1999. This agreement terminated on March 31, 1999, and Costilla and Pioneer then entered into another new agreement whereby Costilla would have acquired certain of the Pioneer Acquisition Properties for $250 million. In connection with the new agreement, Costilla issued one million shares of its Common Stock to Pioneer. This new agreement terminated by its terms on April 15, 1999, and no agreement is currently in effect with respect to this transaction.

         The Company has shown a significant increase in its oil and gas reserves and production, especially due to its acquisitions from 1995 through 1998. The following table sets forth certain operating data of Costilla for the periods presented:


                                                        YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                       1998      1997      1996
                                                     -------   -------   -------
OIL AND GAS PRODUCTION:
   Oil (MBbls) ...................................     1,938     2,175     1,726
   Gas (Mmcf) ....................................    17,140    14,698     9,205
   Mmcfe .........................................    28,768    27,748    19,561
AVERAGE SALES PRICES (1):
   Oil (per Bbl) .................................   $ 14.31   $ 17.77   $ 19.87
   Gas (per Mcf) .................................      2.05      2.29      2.13
PRODUCTION COST (2):
   Per Mcfe ......................................    $ 0.95    $ 1.08    $ 1.11
   Per dollar of sales ...........................      0.44      0.42      0.40
DEPRECIATION, DEPLETION AND AMORTIZATION:
   Per Mcfe ......................................    $ 1.13    $ 0.95    $ 0.64
   Per dollar of sales ...........................      0.52      0.36      0.23

---------------

(1)  Before deduction of production taxes and net of any hedging results.

(2) Production cost includes lease operating expenses and production and ad valorem taxes, if applicable, and excludes depreciation, depletion and amortization.

         The sudden decline in oil and gas prices during the fourth quarter of 1998 and the continuation of the low price environment through the first quarter of 1999 has created significant financial uncertainty for the Company. Unless the Pioneer Acquisition is consummated, the Company anticipates that it will be forced to dispose of certain of its oil and gas properties during 1999, as well as substantially curtail its operations for the remainder of the year in order to generate sufficient funds for required repayments under the Credit Facility and deal with its working capital deficit. See "Liquidity and Capital Resources".

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

         The Company utilizes put option contracts, costless collars and swaps to hedge the effect of price changes on a portion of its future oil and gas production. Costilla does not enter into such arrangements for trading purposes. Premiums paid and amounts receivable under the put option contracts are amortized and accrued to oil and gas sales, respectively. If market prices of oil and gas exceed the strike price of put options, the options will expire unexercised, therefore, reducing the effective price received for oil and gas sales by the cost of the related option. Conversely, if market prices of oil and gas decline below the strike price of put options, the options will be exercised, therefore, increasing the effective price received for oil and gas sales by the proceeds received from the related option.

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

         The net effect of the Company's commodity hedging activities increased oil and gas revenues for 1998 by $8,221,000 and reduced oil and gas revenues by $1,226,000 and $1,705,000 for the years ended December 31, 1997 and 1996, respectively. In August, 1997 the Company established a costless collar for oil by purchasing put options on 6,500 Bbls of oil per day which established a floor price of $18.50 per Bbl and selling call options on 6,500 Bbls of oil per day at $22.55 per Bbl. These oil option contracts expired August 1998. In August 1998, the Company entered into fixed price swap contracts for the remainder of 1998 and for the calendar year 1999 covering 5,000 Bbls of oil per day. The contracts provided for a fixed price of $16.25 per Bbl from September 1, 1998 through December 31, 1998 and $16.40 per Bbl from January 1, 1999 through December 31, 1999. The referenced prices are based upon the price at which West Texas Intermediate Crude ("WTI") trades on the NYMEX. These contracts did not apply and did not provide a hedge for each trading day during the period covered on which the NYMEX price for WTI closes at less than $13.25 per Bbl for the contract period during 1998 and $13.50 per Bbl during 1999. The counterparty had certain rights to extend the contracts. In December 1998, the counterparty extended the 1999 contract through June 30, 2000. In February 1999 the terms of the 1999 contract were amended to provide for a fixed price of $15.00 per Bbl covering 5,000 Bbls of oil per day for February 1999 through December 1999, with no hedge provided for each trading day during the period covered on which the NYMEX price for WTI closes at less than $12.00 per Bbl. At the time the hedging contracts were initially entered into, the Company's daily production of oil was in excess of 5,000 Bbls. Due to property divestitures and lower production the Company's daily production has decreased and its current oil production per day is approximately 3,000 Bbls. As a result, the

Company may receive income or incur expense for the excess barrels hedged, depending upon the NYMEX price, which income or expense may be significant. For the year ended December 31, 1998, the Company received a gross wellhead sales price for oil of approximately 75% of the NYMEX price.

         In April, 1998, the Company established a costless collar for gas by purchasing put options on 40,000 Mmbtu of gas per day which establish a floor price of $2.40 per Mmbtu and selling call options on 40,000 Mmbtu of gas per day at $2.55 per Mmbtu. These gas option contracts continued through October 1998. The referenced gas prices were based upon the index price for Houston Ship Channel gas sales, which is approximately 100% of NYMEX. For the year ended December 31, 1998, the Company has received a gross wellhead sales price for gas of approximately 93% of NYMEX. As of September 30, 1998 the Company sold a put option on 40,000 Mmbtu of gas per day at $2.00 per Mmbtu based upon the index price for Houston Ship Channel gas sales during the months of September and October 1998. For November and December 1998, the Company had no gas hedge in place. In November 1998, the Company entered into fixed price swap contracts for a period of three years, beginning January 1, 1999, covering 25,000 Mmbtu of gas at a price of $2.40 per Mmbtu. In February 1999 the three year fixed price swap contracts were amended for a new period of March 1999 through December 2000 covering 45,000 Mmbtu of gas per day at a fixed price of $2.20 per Mmbtu. In March 1999 the contract for the period March 1999 through December 1999 was liquidated resulting in cash proceeds to the Company of $3.2 million. In addition, a new contract was entered into covering 20,000 Mmbtu of gas per day at a fixed price of $1.96 per Mmbtu for the period March 1999 through December 1999. The referenced gas prices are based upon the price at which gas trades on the NYMEX.

       The Company utilizes interest rate swap agreements to reduce the potential impact of increases in interest rates on floating-rate, long term debt. If market rates of interest experienced during the applicable swap term are below the rate of interest effectively fixed by the swap agreement, the rate of interest incurred by the Company will exceed the rate that would have been experienced under its then outstanding floating-rate indebtedness. The net effect of the Company's interest rate hedging activities decreased interest expense by $25,000 for the year ended December 31, 1997. The Company had an interest rate swap agreement in place as of December 31, 1998 with a notional amount of $24 million and a fixed rate of 7.5%, which expired in January, 1999. As a result of the Company's borrowings against its line of credit, which bears interest on a floating rate basis, the interest rate swap agreement qualified as a hedge during the fourth quarter of 1998.

         The Company's predecessor was classified as a partnership for federal income tax purposes. Therefore, no income taxes were paid or provided by the Company prior to the Company's IPO and the offering of the Existing Notes. Future tax amounts, if any, will be dependent upon several factors, including but not limited to the Company's results of operations.


RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997


         The Company's total oil and gas revenues for the year ended December 31, 1998 were $62,785,000, representing a decrease of $9,515,000 (13%) over revenues of $72,300,000 in 1997. Lower commodity prices accounted for a decrease in revenues of approximately $10,900,000, which was partially offset by an increase of approximately $1,400,000 due to an increase in production. The average net oil price per barrel received in 1998 was $14.31 compared to $17.77 in 1997, a 19% decrease, and the average net gas price received in 1998 was $2.05 compared to $2.29 in 1997, a 10% decrease. Of the above average net price, hedging increased revenue by $3.27 per Bbl for oil and $.11 per Mcf for gas. Total hedging revenue in 1998 was $8,221,000 compared to a loss of $1,225,000 for 1997.

         Oil and gas production was 28,768 Mmcfe in 1998 compared to 27,748 Mmcfe in 1997, a 4% increase. Of the 1,020 Mmcfe increase, approximately 6,468 Mmcfe was due to successful drilling activities and 3,156 Mmcfe was due to the Manti and Ballard acquisitions, less a loss of 3,630 Mmcfe on properties sold in 1997, and less 4,974 Mmcfe due to decline.

         Interest and other revenues were $551,000 for the year ended December 31, 1998 compared to $940,000 in 1997, representing a decrease of $389,000. Of this decrease, $48,000 was related to a decrease in interest income due to a reduction in funds earning interest. Gains on investment transactions related to the interest rate swap also decreased from the year ended December 31, 1997 by $341,000 which was due to the reduced amount of time that the swap was accounted for as an investment.

         Gain on sale of assets was $266,000 for 1998 compared to $3,261,000 for 1997, representing a decrease of $2,995,000 (92%), due to no significant sales in 1998 from which gains were recognized.

         Oil and gas production costs for the year ended December 31, 1998 were $27,366,000 ($0.95 per Mmcfe), compared to $30,029,000 in 1997 ($1.08 per
Mmcfe), representing a decrease of $2,663,000 (9%). On a per Mmcfe basis production costs decreased $0.13 (12%) due to a combination of lower production costs on newly completed gas wells, the sale of certain properties and the Company's continued cost containment efforts.

         General and administrative expenses for the year ended December 31, 1998 were $11,766,000, representing an increase of $3,359,000 (40%) from 1997 of
$8,407,000. The increase is primarily due to additional personnel and related costs necessary to accommodate the Company's oil and gas activities, costs associated with the obligations of the Company to Ballard following the Ballard Acquisition and an increase in June 1998 from 50% to 100% ownership in Redeco. Also, increases in property taxes, bad debt expense and reduced administrative fees from the operation of wells sold in 1997 contributed to increased general and administrative expenses in 1998. The bad debt expense included a $476,000 charge for a note receivable due from a non-consolidated affiliate that is primarily owned by certain officers of the Company.

         Exploration and abandonment expense increased to $12,723,000 for the year ended December 31, 1998 compared to $6,588,000 in 1997. The Company incurred $2,361,000 of seismic costs for the year ended December 31, 1998, compared to $2,117,000 in 1997. Dry hole and abandonment costs increased to $8,872,000 in 1998 from $3,584,000 in 1997. The Company incurred $1,490,000 of other geological and geophysical costs during the year as compared to $887,000 in 1997. The increase in exploration and abandonments expense was primarily related to a decrease in the Company's success rate on exploratory wells to 52% in 1998 from 60% in 1997.

         Depreciation, depletion and amortization ("D D & A") expense for the year ended December 31, 1998 was $32,447,000 compared to $26,409,000 for 1997, representing an increase of $6,038,000 (23%). During the 1998 period, D D & A on oil and gas production was computed at an average rate of $1.13 per Mmcfe compared to $0.95 per Mmcfe for 1997. Approximately $7,297,000 and $3,562,000 of this increase was due to increased production on successful drilling activities in 1998 and acquisitions, respectively. These increases were partially offset by, $4,390,000 of D D & A resulting from lower commodity prices that is reflected in impairment. The remainder of the increase was due primarily to the effect of lower oil and gas prices at December 31, 1998 than those experienced at December 31, 1997.

         Impairment of oil and gas properties for the year ended December 31, 1998 was $59,678,000 compared to $28,189,000 for 1997. The SFAS 121 impairment in 1998 was $23,548,000 for U.S. producing properties and $4,597,000 for Moldova properties. In addition, there was $433,000 of impairment for unproved properties, $26,710,000 for properties held for resale and $4,390,000 of additional DD&A due to lower commodity prices on U.S. properties reflected as impairment.

         Interest expense was $19,596,000 for the year ended December 31, 1998, compared to $12,979,000 for the comparable period in 1997. The $6,617,000 (51%) increase was attributable to increased levels of debt, offset slightly by a decrease in the effective interest rate. The average amounts of applicable interest-bearing debt in 1998 and 1997 were $195,863,000 and $128,207,000, respectively. The effective annualized interest rate in 1998 was 10.0%, as compared to 10.1% in 1997.

         Results of operations for the year ended December 31, 1998 included an extraordinary charge of $299,000 compared to $219,000 for the comparable period in 1997. These extraordinary charges related to the early extinguishment of the Company's bank credit facilities and consisted of the unamortized balance of previously capitalized debt issuance costs.

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

         Oil and gas production was 27,748 Mmcfe in 1997 compared to 19,561 Mmcfe in 1996, a 42% increase. Of the 8,190 Mmcfe increase, approximately 3,942 Mmcfe was due to successful drilling activities and 3,234 Mmcfe was due to the properties acquired in the 1996 Acquisition. Gas imbalances accounted for approximately 1,494 Mmcfe of the increase. The Ballard Acquisition properties accounted for approximately 1,314 Mmcfe of the increase. The sale of certain properties in April, 1997 and December 1996 partially offset the increased production volumes.

           Interest and other revenues were $940,000 for the year ended December 31, 1997 compared to $40,000 in 1996, representing an increase of $900,000. $223,000 of this increase was related to increased interest income due to increased funds earning interest. Gains on investment transactions of $510,000 were recorded for the year ended December 31, 1997 related to an interest rate swap contract which was marked-to-market. In the year ended December 31, 1996 losses of $195,000 were recognized on certain investment transactions. Losses of $146,000 related to an oil collar which was marked-to-market. No comparable transactions existed in 1996.

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

         Oil and gas production costs for the year ended December 31, 1997 were $30,029,000 ($1.11 per Mcfe), compared to $21,774,000 in 1996 ($6.68 per BOE), representing an increase of $8,255,000 (38%), with approximately $4,026,000 of the increase relating to the 1996 Acquisition and $1,583,000 to successful drilling activities. The remainder of the increase was due primarily to increased treating and transportation costs due to increased gas production and, to a lesser extent, the Ballard Acquisition, offset in part by the sale of certain high operating cost properties in April 1997. On a per Mcfe basis, production costs decreased $0.03 (3%) due to a combination of the sale of certain high operating cost properties in April 1997, the gas imbalance volumes and lower production costs on newly completed wells.

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

         D D & A expense for the year ended December 31, 1997 was $26,409,000 compared to $12,430,000 for 1996, representing an increase of $13,979,000 (112%). During the 1997 period, D D & A on oil and gas production was provided at an average rate of $0.95 per Mcfe compared to $0.64 per Mcfe for 1996. Approximately $3,751,000 of this increase was due to successful drilling activities, $3,078,000 related to the 1996 Acquisition and an additional $1,018,000 of the increase was due to the recording of gas imbalances. The remainder of the increase was due primarily to the effect of lower oil and gas prices at December 31, 1997 than those experienced at December 31, 1996.

         Impairment of oil and gas properties for the year ended December 31, 1997 was $28,189,000. No comparable expense was recorded in 1996. This impairment expense was determined under the guidelines of SFAS 121 using estimates of net undiscounted cash flow and estimated present values for the Company's oil and gas reserves based upon the non-escalated prices used in the Company's December 31, 1997 reserve report.

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

LIQUIDITY AND CAPITAL RESOURCES

Net Cash Used in Operating Activities

         For the year ended December 31, 1998, net cash provided by operating activities decreased to $2.4 million from $25.0 million for 1997. Cash provided by operations, before changes in operating assets and liabilities, decreased to a negative $6.4 million from $16.6 million for the comparable period in 1997 due to a combination of lower oil and gas prices and increased general and administrative expense and interest expense. Oil and gas revenues decreased by $9.5 million for the year ended December 31, 1998 as compared to the same period in 1997 primarily due to lower oil and gas prices. Oil and gas revenues attributable to commodity hedges amounted to $8.2 million for the year ended December 31, 1998.


Net Cash Used in Investing Activities

         Net cash used in investing activities for the year ended December 31, 1998 was $98.5 million. Approximately $12.1 million was used for the acquisition of oil and gas properties, (including $10.4 million utilized for the Manti Acquisition), $25.0 million was used for the performance deposit to Pioneer for the Pioneer Acquisition, $69.6 million was used for exploration and development activities, $2.2 million was used to acquire the remaining membership interest in Redeco and $1.5 million was used for other property and equipment. Proceeds from the sale of various oil and gas assets resulted in net cash provided from investing activities of approximately $11.9 million. For the year ended December 31, 1997, net cash used in investing activities was $92.6 million. Approximately $41.2 million was used for the Ballard Acquisition, $70.4 million was used for exploration and development activities and $2.3 million was used for other property and equipment and $21.3 million was provided by sales of oil and gas properties.

Financing Activities

         For the year ended December 31, 1998, the Company incurred $150.5 million of bank debt and issued $50.0 million of its 7% (8% Paid in Kind) Series A Cumulative Convertible Preferred Stock (the "Preferred Stock) which resulted in net proceeds therefrom of approximately $48.0 million, bringing total combined proceeds to $198.5 million. Approximately $91.6 million was used to repay certain prior bank debt, $25.0 million was used for the performance deposit to Pioneer, $12.1 million was used for the acquisition of oil and gas properties, $5.8 million was for the purchase of shares of its common stock, $3.4 was used for financing costs and the remainder was used in connection with its exploration and development activities. During the year ended December 31, 1997, the Company incurred $96.3 million of new debt of which approximately $33.5 million was used to repay certain prior bank debt, $41.2 million was used for the Ballard Acquisition, approximately $3.8 million, was used for the purchase of shares of its common stock and the balance was used in connection with its exploration and development activities.

         The Company entered into the Credit Facility in August 1997. Approximately $19.9 million of the funds initially borrowed were used for the extension and refinancing of the prior senior credit facility and $11.2 million was used as a portion of the purchase price in the Ballard Acquisition. The Credit Facility provides for a maximum availability of $75.0 million, with a borrowing base of $40.0 million at December 31, 1998. All of the $40.0 million available under the borrowing base was borrowed at December 31, 1998. Subsequent to year-end, the borrowing base was reduced to $36 million, and the entire $36 million is currently borrowed. Borrowings under the Credit Facility bear interest, at the Company's option, at a floating rate which is at or above the lender's prime rate or above the applicable Eurodollar rate, depending on the percentage of committed funds which have been borrowed. Interest is payable quarterly as to base rate loans, and at the end of the applicable interest period as to Eurodollar rate loans. The borrowing base of the Credit Facility is automatically reduced by 5% each quarter beginning in August 1999, and payments of principal are required in each such quarter in which the outstanding principal balance is greater than the reduced borrowing base. In addition, principal reductions of $15 million are required during 1999, $11 million of which is due in May 1999. The remaining balance is payable on August 31, 2002, the maturity date of the Credit Facility.

         Contemporaneous with entering into the Credit Facility, the Company also entered into an acquisition credit facility to provide the remaining financing for the Ballard Acquisition. The acquisition credit facility was a term loan in the amount of $30.0 million which was repaid in full in connection with the sale of notes by the Company described in the following paragraph.

         In January 1998 the Company issued $80 million of 10.25% Senior Notes due 2006 (the "Supplemental Notes Offering"). The net proceeds of the Supplemental Notes Offering were approximately $80.2 million. The Company used $30.0 million to repay the Ballard acquisition credit facility and $32.5 million to repay all but $0.5 million of the credit facility. In mid-January 1998 approximately $10.4 million of the remaining proceeds were used to fund the Manti Acquisition.

         On June 3, 1998 the Company closed a private placement of 50,000 shares of Preferred Stock to Enron Capital & Trade Resources Corp. and Joint Energy Development Investments II Limited Partnership for a purchase price of $50.0 million (the "Convertible Preferred Stock Offering"). Dividends accrue and are payable quarterly, commencing September 15, 1998, in cash, or in certain instances in shares of the Company's Common Stock. The dividend rate is 7% for dividends paid in cash and 8% for dividends paid in shares of Common Stock. The holders of the Preferred Stock may, at any time, convert shares of Preferred Stock into shares of the Company's Common Stock at a conversion price which is currently $11.99, subject to future adjustments. The Registrant may, at its option, redeem the shares of Preferred Stock after June 15, 2001, subject to certain limitations, for a premium reducing to par on June 15, 2004 and thereafter. Net proceeds from the Convertible Preferred Stock Offering were $48.0 million, of which $29.0 million was used to repay all but $0.5 million of the Credit Facility and the remainder for general corporate purposes.


Capital Resources

         The Company will have extremely limited capital resources available to it during 1999. A recent amendment to the Credit Facility reduced the borrowing base for the Credit Facility by $4.0 million, and requires the Company to reduce the amount outstanding by an additional $15.0 million during 1999, with $11.0 million of the mandated reduction being due and payable on May 15, 1999. Additionally, the outstanding balance under the Credit Facility at

September 1999 will be payable in amortized quarterly principal payments beginning on September 30, 1999. The Company will be able to comply with these requirements only through asset dispositions and efforts to market certain of its oil and gas properties are currently underway. However, no assurance can be given that the Company will be successful in marketing oil and gas properties for amounts sufficient to meet the required repayment schedule. In addition, the Company had at December 31, 1998 and continues to have throughout the first quarter of 1999 a substantial working capital deficit, which was $18.2 million at December 31, 1998, excluding current maturities of long term debt. Absent a substantial improvement in product prices, the Company will have to substantially reduce its operations to deal with its working capital deficit. The combination of required repayments under the Credit Facility, uncertainty with respect to future asset sales and the working capital deficit has caused the Company's independent accountants to add an explanatory paragraph to the Auditors Report accompanying the Company's December 31, 1998 financial statements. No assurance can be given that the Company's anticipated divestiture program and operational reductions will provide sufficient funds for the Company to meet its obligations as they become due.

Capital Expenditures

         Due to the matters discussed under "Capital Resources" above, the Company does not anticipate any significant amount of capital expenditures for 1999 until it has been successful in its divestiture strategy and has made or provided for the required repayments under the Credit Agreement.

Recent Accounting Pronouncements

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; however, beginning June 16, 1998, companies may implement the statement as of the beginning of any fiscal quarter. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998.) The Company has not yet quantified the impact of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of adoption of SFAS No. 133.

YEAR 2000

         The Year 2000 ("Y2K") issue is the result of computerized systems being written to store and process the year portion of dates from and after January 1, 2000 in a manner which may result in systems failures. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing Y2K compliance could be significant to the Company's ability to manage and report operating activities. During 1998, the Company implemented a program to identify, evaluate and address Y2K risks to ensure that the Company's Information Technology ("IT") Systems and Non-IT Systems will be Y2K compliant. As a result, the third-party software vendor for the Company's integrated oil and gas information system has modified the system to accurately handle the Y2K Issue. All necessary programming modifications were tested and updated by February 28, 1999. From a cost viewpoint, these modifications were included in the routine updates the Company receives from its third-party software vendor as part of the systems support contract already in place. The Company has completed a preliminary assessment of all date-sensitive components related to it Non-IT systems, which primarily consist of systems with embedded technology. Based upon this assessment, the Company has determined that there will be minimal modification required to become Y2K compliant. The Company will replace or modify all non-compliant Non-IT Systems as necessary.

         In addition to its own informational systems, the Company may also be effected by the Y2K compliance and readiness of third parties with whom the Company has a material business relationship. The Company has requested that such third parties, particularly its purchasers of production, advise the Company concerning their Y2K compliance on or before June 30, 1999.

         The Company has not yet begun a comprehensive analysis of the operational problems and costs that would be reasonably likely to result from the failure by the Company or significant third parties to complete efforts necessary to achieve Y2K compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. However, included among the potential "worst case" problems the Company could face would be the loss of electricity used to power well pumps and compressors that would result in wells being shut-in, or the inability of a third party gathering company or pipeline to accept oil or gas from wells or gathering lines which could also result in wells being shut-in. A disruption in production would result in the loss of income and delays of payments for oil and gas sales. This risk should be minimized by the Company's efforts to communicate with and evaluate third party compliance. The Company plans to complete such analysis by June 30, 1999.

         The Company presently does not expect to incur significant operational problems due to the Y2K issue. However, if all Y2K issues are not properly and timely identified, assessed, remediated and tested, both by the Company and others, there can be no assurances that the Y2K issue will not materially impact the Company's results of operations or adversely affect relationships with customers, vendors, or others. Additionally, there can be no assurance that the Y2K issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Special Note: Certain statements set forth below under this caption constitute "forward-looking statements". See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

         The primary objective of the following information is to provide forward-looking quantitative and qualitative information about Costilla's potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in oil an gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how Costilla views and manages its ongoing market risk exposures. All of Costilla's market risk sensitive instruments were entered into for purposes other than trading.

         Commodity Price Risk. Costilla's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices for natural gas. Pricing for oil and gas production has been volatile and unpredictable for several years.

         Costilla periodically enters into financial hedging activities with respect to a portion of its projected oil and natural gas production through financial price swaps whereby Costilla will receive a fixed price for its production and pay a variable market price to the contract counterparty. These financial hedging activities are intended to support oil and natural gas prices at targeted levels and to manage Costilla's exposure to oil and gas price fluctuations. Realized gains or losses from the settlement of these financial hedging instruments are recognized in oil and gas sales when the associated production occurs. The gains and losses realized as a result of these hedging activities are substantially offset in the cash market when the hedged commodity is delivered. Costilla does not hold or issue derivative instruments for trading purposes.

         As of December 31, 1998, Costilla had oil and gas price hedging instruments in place which represented 5,000 barrels of oil production per day and approximately 25,000 Mmbtu of gas production per day. The total 1999 hedged oil and gas volumes represent approximately 312.08% and 45.38%, respectively, of expected 1999 total production, based on total estimated 1999 proved reserves. At the time the Company entered into the oil hedge arrangements, its daily oil production was in excess of the hedged volume of 5,000 barrels. Due to subsequent property divestitures and lower production, the Company's daily oil production has decreased to a level significantly below the hedged volume, resulting in the excess hedge over expected 1999 production. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."


         Interest Rate Risk. At December 31, 1998, Costilla had long-term debt outstanding of $221.9 million. Of this amount, $181.9 million, or 82%, bears interest at fixed rates averaging 10.5%. The remaining $40 million of debt outstanding at the end of 1998 bears interest at floating rates which averaged 6.84% at the end of 1998. A 10% increase in short-term interest rates on the floating-rate debt outstanding at December 31, 1998, would equal approximately 68 basis points. Such an increase in interest rates would increase Costilla's 1999 interest expense by approximately $275,000, assuming outstanding borrowed amounts remain constant during that period.

         The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         The executive officers and directors of the Company are listed below, together with a description of their experience and certain other information (ages provided are as of December 31, 1998). Executive officers are appointed by the Board of Directors.

                                                                EMPLOYED
NAME                                                    AGE       SINCE            POSITION WITH THE COMPANY
----------------------------------------------------   -----    --------     ----------------------------------------
Cadell S. Liedtke...................................      43       1988       Chairman of the Board and Director
Michael J. Grella...................................      50       1988       President, Chief Executive Officer and
                                                                                Director
Henry G. Musselman..................................      45       1992       Executive Vice President, Chief
                                                                                Operating Officer and Director
W.D. Kennedy........................................      78       N/A        Director
Jerry J. Langdon....................................      45       N/A        Director
Samuel J. Atkins, III...............................      54       N/A        Director
Bobby W. Page.......................................      56       1996       Senior Vice President, Treasurer, Chief
                                                                                Financial Officer and Secretary
Clifford N. Hair, Jr................................      50       1992       Senior Vice President - Land
Roger A. Freidline..................................      48       1993       Senior Vice President - Exploration
                                                                                (Geophysics)
Sal J. Pagano.......................................      47       1995       Senior Vice President - Engineering and
                                                                                Operations
Celia A. Zinn.......................................      50       1996       Controller
Brian K. Miller.....................................      39       1992       Vice President - Reservoir Engineering

         CADELL S. LIEDTKE is Chairman of the Board and a Director of the Company, having served in such capacities since the inception of the Company in July 1996. Prior to April 15, 1997, Mr. Liedtke also served as Chief Executive Officer of the Company. He is a member of the Audit Committee of the Board of Directors. Mr. Liedtke entered the oil and gas business in Midland, Texas in 1977 as an independent landman generating oil and gas prospects in the Permian Basin. He founded the Company's predecessor with Michael J. Grella in 1988 and served as managing Partner and/or Chief Executive Officer until April 1997. Mr. Liedtke serves on the Liberal Arts Committee at the University of Texas at Austin, the Board of Directors of Chase Bank-Permian Basin and the Board of Directors of the Permian Basin Petroleum Association, and has been appointed by Texas Governor George W. Bush to the Oil and Gas Compact Commission. Mr. Liedtke is a member of the All-American Wildcatters, the Permian Basin Landman's Association and the Independent producer's Association of America.

         MICHAEL J. GRELLA is President, Chief Executive Officer and a Director of the Company. He has served as President and as Director since the inception of the Company in July 1996 and as Chief Executive Officer since April 15,
1997. Mr. Grella also served as Chief Operating Officer of the Company and its predecessor entities from 1988 until April 15, 1997. He has invested in the oil and gas business since 1982. Mr. Grella is a member of the Permian Basin Petroleum Association, the Independent Producer's Association of America, the Texas Independent Producers and Royalty Owners Association and the Permian Basin Landman's Association.

         HENRY G. MUSSELMAN is Executive Vice President, Chief Operating Officer and a Director of the Company, having served as Executive Vice President and a Director since the inception of the Company in July 1996 and as Chief Operating Officer since April 15, 1997. Mr. Musselman began his oil and gas career in 1975 with Musselman Petroleum and Land Company where he served as Vice President and a Director until forming

Musselman, Owen & King in 1982. For the 10 years prior to merging his company into Costilla's predecessor in 1992, Mr. Musselman developed and acquired oil and gas properties throughout the Permian Basin. Mr. Musselman is a member and former director of the Independent Producer's Association of America.

         W.D. KENNEDY is a Director of the Company and a member of the Compensation and Audit Committees of the Board of Directors. Mr. Kennedy has served as a Director since July 1996. He has been continually involved in the oil and gas business since 1948. From 1953 until 1980, Mr. Kennedy was an executive officer and director of C&K Petroleum, Inc., and its predecessor. C&K Petroleum, Inc. was a publicly held corporation from 1971 until 1980. Mr. Kennedy remains and active investor in the oil and gas business. Mr. Kennedy is a member of the All-American Wildcatters, a past president of the Permian Basin Petroleum Association and a former director of the Texas Mid-Continent Oil and Gas Association.

         JERRY J. LANGDON is a Director of the Company and a member of the Compensation and Audit Committees of the Board of Directors. Mr. Langdon has served as a Director since July 1996. He has previously held positions with HNG Corporation, Houston Pipeline Company, Texas Oil & Gas Corporation and W. Wilson Corporation. In 1980, Mr. Langdon formed Texas IntraMark Gas Company, Inc., an intrastate gas gathering company engaging in the business of constructing and operating natural gas gathering, treating and processing facilities. In 1984, Mr. Langdon formed Langdon & Associates, a natural gas consulting group advising petroleum resource-oriented companies, financial institutions and law firms on a variety of technical, commercial and regulatory issues. Mr. Langdon served as a member of the FERC from 1988 to June 1993. After leaving the FERC, Mr. Langdon formed Republic Gas Partners, L.L.C., which was merged with Midcoast Energy Resources, Inc. in October 1997. Mr. Langdon is currently a private investor and consultant.

         SAMUEL J. ATKINS, III is a Director of the Company and a member of the Compensation and Audit Committees of the Board of Directors. Mr. Atkins became a Director in April 1997. Prior to his retirement on March 1, 1997, Mr. Atkins was executive vice president of NationsBank Corporation for in excess of the past five years. He also served as a director of NationsBank of Texas, N.A. from May 1995 until February 1997. Mr. Atkins is currently a private investor.

         BOBBY W. PAGE began his oil and gas career with MGF Oil Corporation in 1967, where he remained until 1988, ultimately serving as Executive Vice President, Chief Financial Officer and a member of the Board of Directors. Following two years as a self-employed financial consultant, Mr. Page joined Alta Energy Corporation in 1990 as Executive Vice President, Treasurer and Chief Financial Officer. From July 1993 until joining the Company, Mr. Page served as Vice President, Chief Financial Officer and Secretary of Marcum Natural Gas Services, Inc.

         CLIFFORD N. HAIR, JR. has served in district and division landman roles, as well as a corporate officer with Texas Gas Exploration Corporation, Samedan Oil Corporation, Henry Petroleum Corporation and Donald C. Slawson Oil Producer. For the two year period prior to joining the Company in 1992, Mr. Hair was an independent landman involved in drilling projects in Texas and Oklahoma. Mr. Hair is a Certified Petroleum Landman and a member of the American Association of Petroleum Landmen and the Petroleum Basin Landman's Association.

         ROGER A. FREIDLINE began his industry career with Union Oil Company of California. Form 1976 until 1985, Mr. Freidline served in various geophysical capacities with Forest Oil Corporation, Gifford, Mitchell and Wisenbaker and Heritage Resources, Inc. Mr. Freidline was an independent geophysicist from 1985 until joining the Company, except for a period of employment as district geologist for Hondo Oil & Gas Company prior to its sale. Mr. Freidline is a Certified Petroleum Geologist, and a member of the Society of Exploration Geophysicists, the Permian Basin Geophysical Society and the West Texas Geological Society. He has co-authored papers which have appeared in Geology and The Bulletin of the Seismological Society of America.

         SAL J. PAGANO began his oil and gas career with Amoco Production Company where he was employed until 1978. From 1978 through 1989, Mr. Pagano was employed by several independent oil and gas companies in Midland, Texas in a variety of petroleum engineering capacities. Prior to joining the Company in 1995, Mr. Pagano was employed by Midland Resources Company from 1989 as a vice president. Mr. Pagano is a registered petroleum engineer and a member of the Society of Petroleum Engineers.

         CELIA A. ZINN joined the Company in 1996. From 1992 to 1996 she practiced public accounting in Midland. Ms. Zinn has 19 years experience in the oil and gas industry, including 12 years as Controller for Clayton W. Williams, Jr., Inc. from 1981 to 1992. Ms. Zinn is a certified public accountant.

         BRIAN K. MILLER entered the oil and gas business as an operations engineer for ARCO Oil and Gas Company. From 1984 to 1987, he was a reservoir engineer with First City National Bank of Midland, Texas, and from 1987 to 1989, Mr. Miller was an independent consulting engineer. Prior to joining the Company in 1992, Mr. Miller served as an oil and gas analyst under appointment to the Federal Deposit Insurance Corporation. Mr. Miller is a member of the Society of Petroleum Engineers.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company pursuant to the rules and regulations promulgated under
Section 16(a) of the Exchange Act during and with respect to the Company's last fiscal year and upon certain written representations received by the Company, the Company is not aware of any failure by a reporting person of the Company to timely file reports required under Section 16(a) other than: one late filing of a Form 4 by Mr. Grella relating to one purchase transaction; one late filing of a Form 4 by Mr. Musselman relating to one purchase transaction; two late filings on Form 4 and a late-filed Form 5 by Mr. Kennedy relating to one purchase, a transfer to a family trust and the receipt of a stock option; a late filing of a Form 4 and a late-filed Form 5 by Mr. Langdon relating to one purchase and the receipt of a stock option; and a late-filed Form 5 by Mr. Atkins relating to the receipt of a stock option.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth information regarding the total compensation for 1996, 1997 and 1998 received by the Company's Chief Executive Officer and the other four most highly compensated executive officers of the Company whose annual compensation exceeded $100,000 in 1998. Information for 1996 is on an annualized basis based upon amounts paid to the named individuals after the IPO.



                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                                                          AWARDS
                                              ANNUAL COMPENSATION                       ----------
                                 -------------------------------------------------      SECURITIES
                                                                                        UNDERLYING
                                                                      OTHER ANNUAL       OPTIONS/          ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR       SALARY        BONUS       COMPENSATION       SARS (1)       COMPENSATION (2)
---------------------------      ----       --------      -------     ------------      ----------      -----------------
Cadell S. Liedtke                 1998      $300,000      $30,000                 -                -              $43,581
  Chairman of the Board           1997       300,000       50,000                 -                -                9,417
                                  1996       300,000            -                 -                -                6,738

Michael J. Grella                 1998      $330,000      $56,000                                                 $56,665
  President and Chief             1997       300,000       50,000                 -                -                9,417
  Executive Officer               1996       300,000            -                 -                -                6,352

Henry G. Musselman                1998      $250,008      $15,000                                                  $3,750
  Executive Vice President and    1997       239,792       36,000                 -                -                3,750
  Chief Operating Officer         1996       215,000       10,000                 -                -                3,295

Bobby W. Page                     1998      $184,992      $10,000                 -                -               $5,550
  Senior Vice President,          1997       175,000       14,583           $18,583                -                2,625
  Treasurer, Secretary & Chief    1996       150,000        5,208                 -           75,000                    -
  Finanancial Officer

Roger A. Freidline                1998      $115,008       $9,500                 -                -              $31,553
  Senior Vice President,          1997        93,430        7,786            $9,292                -               78,938
  Exploration                     1996        88,981        7,415                 -           85,000               17,785

-------------------

(1) The amount shown represents the number of shares subject to non-qualifying stock options granted pursuant to the Company's 1996 Stock Option Plan (the "1996 Option Plan") which is described under "-Aggregate Option Exercises and Fiscal Year-End Option Values."

(2) The amounts shown include contributions made by the Company pursuant to the Company's 401(k) plan for the benefit of the named individuals. The amounts shown for Mr. Liedtke and Mr. Grella for 1998 also include the premiums on split-dollar life insurance paid by the Company of $38,853 for Mr. Liedtke and $51,543 for Mr. Grella. The amounts shown for Mr. Freidline also includes payments made to him of $15,115, $76,252 and $28,103 in 1996, 1997 and 1998, respectively, pursuant to an overriding royalty interest compensation program entered into between the Company's predecessors and Mr. Freidline. Such compensation arrangements were discontinued prior to the IPO in October 1996.

(3) Represents the dollar value of an award of shares of Common Stock and the amount of a cash award equal to the income tax liability for the stock award, all granted to the named officers under the Company's Bonus Incentive Plan.


EMPLOYMENT AGREEMENTS

         Messrs. Liedtke, Grella and Musselman entered into employment agreements (as the same have been amended, the "Founders Employment Agreements") with the Company which became effective upon the closing of the IPO in October 1996. The Founders Employment Agreements are each for three years, commencing in October 1996 and each will automatically renew for successive one-year periods thereafter unless the employee is notified to the contrary by the Company. The Founders Employment Agreements provide annual base salary levels for Messrs. Liedtke and Musselman of $300,000 and $250,000, respectively. Pursuant to an amendment to his employment agreement approved in April 1997, Mr. Grella's annual base salary is determined by the Compensation Committee of the Company's Board of Directors.

         Each of Messrs. Liedtke, Grella and Musselman would receive his salary for the remaining term of the applicable Founders Employment Agreement if the Company were to terminate such person's employment other than for cause. However, if such person were to voluntarily leave his employment with the Company prior to the second anniversary of the Agreement, no further payments would be required. If a voluntary termination were to occur subsequent to the second anniversary of the Agreement, such person would be entitled to one year's salary from the date of termination. Each Founders Employment Agreement provides that the covered employee will not compete with the Company for a one year period following his voluntary cessation of employment or termination of employment for cause, if such event occurs within the initial three-year term of the Agreement. Competitive activities are defined as engaging in the oil and gas business in any area in which the Company is then active.

         Bobby W. Page entered into an employment agreement (the "Page Employment Agreement") with the Company effective June 30, 1996. The Page Employment Agreement is for a period of three years from June 30, 1996 and will automatically renew for successive one-year periods thereafter unless Mr. Page is notified to the contrary by the Company. The Page Employment Agreement provides for a base salary of $185,000. In addition, Mr. Page received an option to purchase 75,000 shares of Common Stock, and receives certain insurance benefits and other benefits generally available to the Company's employees. Mr. Page would receive his salary for the remaining term of the Page Employment Agreement if the Company were to terminate the Page Employment Agreement other than for cause. However, if Mr. Page were to voluntarily leave his employment with the Company, no further payments would be required.

OPTION GRANTS IN LAST FISCAL YEAR

         There were no grants of stock options to the executive officers named in the Summary Compensation Table in the 1998 fiscal year.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

         The following table provides information, with respect to the named executive officers, regarding the value of unexercised options held as of the end of fiscal year 1998 (no options were exercised by the named executive officers during 1998):


                                                            NUMBER OF            VALUE OF
                                                           SECURITIES          UNEXERCISED
                                                           UNDERLYING          IN-THE-MONEY
                                                       UNEXERCISED OPTIONS      OPTIONS AT
                                                          AT FY-END (#)         FY-END ($)
                                                       -------------------    -----------------
                                                          EXERCISABLE/         EXERCISABLE/
NAME:                                                     UNEXERCISABLE       UNEXERCISABLE (1)
--------------------------------------------           -------------------    -----------------
Cadell S. Liedtke...............................                     0/0               N/A
Michael J. Grella...............................                     0/0               N/A
Henry G. Musselman..............................                     0/0               N/A
Bobby W. Page...................................                75,000/0               N/A
Roger A. Freidline..............................                85,000/0               N/A

(1) The option price of the options set forth above is $12.50 per share. The closing sales price of the Common Stock on the Nasdaq National Market on December 31, 1998 was $4.00 per share. Therefore, the options were not in-the-money at fiscal year end 1998.

         The options shown above were granted pursuant to the 1996 Option Plan which provides for the grant of both incentive stock options and non-qualifying stock options, as well as limited stock appreciation rights and supplemental bonuses, to the employees of the Company and its subsidiaries, including officers and directors who are salaried employees. A total of 4,000,000 shares of Common Stock has been authorized and reserved for issuance under the plan, with adjustments to reflect changes in the Company's capitalization resulting from stock splits, stock dividends and similar events. The plan is administered by the Compensation Committee of the Board of Directors, which has the sole authority to interpret the plan, to determine the persons to whom options will be granted, to determine the basis upon which the will be granted, and to determine the exercise price, duration and other terms of the options to be granted under the plan; provided that (a) the exercise price of each option granted under the plan may not be less than the fair market value of the Common Stock on the date the option is granted (and for incentive stock options, 110% of fair market value if the employee is the beneficial owner of 10% or more of the Company's voting securities), (b) the exercise price must be paid in cash, by surrendering previously owned shares of Common Stock upon the exercise of the option or by a promissory note or broker-assisted cashless exercise approved by the Compensation Committee, (c) the term of the option may not exceed ten years, and (d) no option is transferable other than by will, the laws of descent and distribution or pursuant to a qualified domestic relations order. Upon termination of an optionee's employment (other than by death or disability), an incentive stock option may be exercised prior to the expiration date of the option or within three months after the date of such termination, whichever is earlier, but only to the extent the optionee had the right to exercise the option upon the date of such termination. The rights of the holder of a non-qualifying stock option will be set forth in each option agreement. In the event of the disability of an optionee, the option may be exercised by such a person or his personal representative at any time within one year of the termination of such person's employment, but only to the extent the optionee had the right to exercise the option as of the date of his disability. In the event of the death of the optionee, the option may be exercised by his personal representative or successor in interest at any time until the later of the expiration of the option or one year after the optionee's death, to the extent the option was exercisable at the time of the optionee's death. Incentive stock options may not be granted under the plan to any individual if the effect of such grant would permit that person to have the first opportunity to exercise such options, in any calendar year, for the purchase of shares having a fair market value (at the time of grant of the option) in excess of $100,000. Incentive stock options granted under the plan are intended to have the federal income tax consequences of a qualified stock option. As a result, the exercise of an incentive stock option will not be a taxable event; the taxable event occurs at the time the shares of Common Stock acquired upon exercise of the option are sold. If the optionee holds such shares for the later of two years from the date the option was granted or one year from the date of exercise of the option, the difference between the price paid for the shares at exercise and the price for which those shares are sold will be treated as capital gains income. If the optionee does not hold the shares for the required holding period, the income would be treated as ordinary income rather than capital gains income. The non-qualifying stock options granted under the plan should be taxable when the option is exercised, at which time the optionee would recognize ordinary income on the difference between the exercise price and the fair market value of the shares on the date of exercise. The Company does not receive compensation for the grant of stock options under the Option Plan and treats such grants as compensation by the Company for federal income tax purposes. The Board of Directors may amend the plan, without stockholder approval, in any respect other than any amendment that requires stockholder approval by law or the rules of an exchange on which the Common Stock is listed, and may modify an outstanding option, including the repricing of non-qualifying options, with the consent of the option holder. There are currently approximately 140 persons who are eligible to participate under the plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee consists of the following members of the Board of Directors: Messrs. Samuel J. Atkins, III, W.D. Kennedy and Jerry J. Langdon. None of the members of the Committee is, or has ever been, an officer or employee of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Under Regulations of the Securities and Exchange Commission, persons who have power to vote or dispose of shares of the Company, whether alone or jointly with others, are deemed to be beneficial owners of such shares. The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 31, 1999 (unless otherwise stated in a footnote following the table) by (i) each person who is the beneficial owner of 5 percent or more of the outstanding Common Stock (based upon copies of all Schedule 13Gs and 13Ds provided to the Company through March 31, 1999), (ii) each Director of the Company, (iii) each executive officer named in the Summary Compensation Table herein and (iv) all Officers and Directors of the Company as a group. Unless otherwise noted, the persons and entities named below have sole voting and investment power with respect to the shares listed opposite each of their names.


NAME (AND ADDRESS OF 5%                        AMOUNT AND NATURE OF              PERCENT OF
OR GREATER OWNERS)                             BENEFICIAL OWNERSHIP               CLASS
-----------------------------------            --------------------             ------------
Pioneer Natural Resources USA, Inc.                4,000,000(1)                   28.4%
5205 North O'Connor Boulevard, Suite 1400
Irving, Texas 75039-3746

Enron Corp.                                        4,790,722(2)                   26.2%(2)
1400 Smith Street
Houston, Texas 77002

Cadell S. Liedtke                                  2,871,060(3)                   20.4%
400 W. Illinois
Midland, Texas 79701

Michael J. Grella                                  1,621,150(4)                   11.5%
400 W. Illinois
Midland, Texas 79701

NationsBanc Capital Corp. (5)                        936,000                       6.6%
100 North Tryon Street
Charlotte, North Carolina 28255

Wellington Management Company LLP (6)                838,200                       5.9%
75 State Street
Boston, MA 02109

Kestrel Investment Management (7)                    721,900                       5.1%
411 Borel Avenue, Suite 403
San Mateo, California 94402

Henry G. Musselman                                   642,150(8)                    4.6%

W.D. Kennedy                                          10,000(9)                   *(10)

Jerry J. Langdon                                      10,000(9)                   *(10)

Samuel J. Atkins, III                                 10,000(9)                   *(10)

Bobby W. Page                                         76,000(11)                  *(10)

Roger A. Freidline                                    89,300(12)                  *(10)

All Officers and Directors                         5,575,160(13)                  38.4%(10)
as a group (12 persons)

---------------
*Less than 1%.

(1) Represents 3 million shares issued in December 1998 and 1 million shares issued in April 1999 in connection with the Pioneer Acquisition. If the Pioneer Acquisition is consummated, the 1 million shares issued in April 1999 will be returned to the Company and the Company will have the right to repurchase the 3 million shares for $13 million until May 31, 1999.

(2) Represents (a) 620,580 shares owned directly by the following subsidiaries of Enron Corp.: Joint Energy Development Investments II Limited Partnership ("JEDI") and Sundance Assets, L.P. ("Sundance") and (b) beneficial ownership of 4,170,142 shares of Common Stock issuable upon conversion of the outstanding shares of the Preferred Stock at the current conversion price (which is subject to future adjustment), which are presently convertible and owned of record by JEDI and Sundance. For purposes of calculating the percentage ownership for Enron Corp., the shares of Common Stock issuable upon conversion of the Preferred Stock at the current conversion price are deemed outstanding.

(3) Includes (a) 2,811,060 shares owned directly by Mr. Liedtke, (b) 60,000 shares owned by the Liedtke Family Charitable Foundation over which Mr. Liedtke holds voting and dispositive power.

(4) Includes (a) 1,563,960 shares owned directly by Mr. Grella, (b) 57,190 shares owned by the Grella Family Charitable Foundation over which Mr. Grella holds voting and dispositive power.

(5) NationsBanc Capital Corp. is an indirect subsidiary of BankAmerica Corporation.

(6) Represents beneficial ownership of Wellington Management Company LLP in its capacity as investment advisor on behalf of its clients and based upon shared voting power with respect to 500,200 shares and shared dispositive power with respect to 838,200 shares.

(7) Represents beneficial ownership of Kestrel Investment Management Corporation ("Kestrel") in its capacity as investment adviser on behalf of its clients and based upon sole voting power with respect to 559,200 shares and sole dispositive power with respect to 721,900 shares. David J. Steirman and Abbott S. Keller may also be deemed beneficial owners of such shares on the same basis by virtue of their ownership interests in Kestrel.

(8) Includes (a) 619,500 shares owned directly by Mr. Musselman, (b) 1,650 shares owned by Mr. Musselman's spouse as custodian for their children under the Texas Uniform Transfers to Minors Act, and (c) 21,000 shares owned by the Musselman Family Charitable Foundation over which Mr. Musselman holds voting and dispositive power.

(9) Includes the right to acquire beneficial ownership of 10,000 shares of Common Stock through presently exercisable options granted under the Company's Outside Directors Stock Option Plan.

(10) For purposes of calculating these percentages, the shares which the named person or persons has or have the right to acquire within 60 days by exercise of the stock options described in these footnotes are deemed outstanding shares with respect to that person's percentage ownership and with respect to the percentage ownership of all officers and directors as a group.

(11) Includes the right to acquire beneficial ownership of 75,000 shares of Common Stock through a presently exercisable option granted under the 1996 Option Plan.

(12) Includes the right to acquire beneficial ownership of 85,000 shares of Common Stock through a presently exercisable option granted under the 1996 Option Plan.

(13) Includes all rights of executive officers and directors to acquire beneficial ownership of 430,000 shares of Common Stock through presently exercisable options granted under the 1996 Option Plan and Outside Directors Stock Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         A & P Meter Sales and Services, Inc. ("A&P"), a corporation in which Messrs. Liedtke, Grella and Musselman own 60.0% of the outstanding common stock, supplies meter reading services which measure gas production to the Company, as well as to unaffiliated oil and gas companies. From time to time, the Company has advanced funds to A&P for working capital needs. These advances have been consolidated into two promissory notes. One note was executed December 31, 1994 in the original principal amount of $370,000. The note bears interest at a floating rate equal to the "prime rate" plus 1.0%. No principal or interest payments are due until the maturity of the note at December 31, 2004. The note is secured by a second lien on A&P's accounts receivable, inventory and equipment. The second note is in the original principal amount of $247,000 and is dated May 22, 1996. The note bears interest at 6.0% per annum, is unsecured and is payable upon demand. During the fiscal year ended December 31, 1998, A&P received $575,000 from the Company for goods and services provided, which accounted for approximately 95% of A&P's gross revenues. The Company believes that the goods and services and charges therefor are comparable to those the Company could have obtained from, or paid to, unaffiliated third parties. Due to a continued deterioration in A&P's business activities and amounts owing to A&P's secured creditors, the Company recorded a provision for the remaining unreserved balance of the notes at December 31, 1998.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENT SCHEDULES

         No Financial Statement Schedules are required with this report. For a list of the consolidated financial statements filed as a part of this report, see the Index to Consolidated Financial Statements on Page F-1.

REPORTS ON FORM 8-K

         The Company filed one report on Form 8-K during the last quarter of 1998, which was filed on December 30, 1998 and reported under Item 5 - "Other Events" the issuance of 3,000,000 shares of the Company's Common Stock to Pioneer connection with the Company's acquisition an option to purchase oil and gas properties from Pioneer. No financial statements were filed with such Form 8-K.

EXHIBITS
                EXHIBIT
                NUMBER     DESCRIPTION OF EXHIBIT
               ---------   ----------------------

                  3.1 Certificate of Incorporation of the Company. Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-08909.

                  3.2 Bylaws of the Company. Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-08909.

                 #3.3 Certificate of Amendment to the Company's Certificate of Incorporation.

                  4.1 Form of Notes or Global Certificate (included as Exhibit A to Exhibit 4.2). Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-08909.

                  4.2 Indenture dated as of October 1, 1996 by and between State Street Bank and Trust Company, as Trustee, and the Company, as Issuer. Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-08909.

                  4.3 First Supplemental Indenture dated January 16, 1998 by and between State Street Bank and Trust Company, as Trustee, and the Company, as Issuer (including form of Global Certificate). Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                  4.4 Form of Note. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                  4.5 Form of Stock Certificate. Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-08913.

                 10.1 Lease Agreement dated January 12, 1996 between Independence Plaza, Ltd. and Costilla Energy, L.L.C. Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-08909.

                EXHIBIT
                NUMBER     DESCRIPTION OF EXHIBIT
               ---------   ----------------------

                  10.2 Concession Agreement dated July 6, 1995 between the Government of the Republic of Moldova and Resource Development Company Ltd., L.L.C. (DE). Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-08909.

                  10.3 Consolidation Agreement dated October 8, 1996. Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-08909.

                  10.4 1996 Stock Option Plan. Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-08909.

                  10.5 Employment Agreement between the Company and Bobby W. Page effective June 30, 1996. Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-08909.

                  10.6     Employment Agreement between the Company and Cadell
                           S. Liedtke effective October 8, 1996. Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-08909.

                  10.7     Employment Agreement between the Company and Michael
                           J. Grella effective October 8, 1996. Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-08909.

                  10.8 Employment Agreement between the Company and Henry G. Musselman effective October 8, 1996. Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-08909.

                  10.9 Bonus Incentive Plan. Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-08909.

                  10.10 Outside Directors Stock Option Plan. Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-08909.

                  10.11 First and Second Amendments to 1996 Stock Option Plan of Costilla Energy, Inc. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

                  10.12 First Amendment to Outside Directors Stock Option Plan. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

                  10.13 First, Second and Third Amendments to Bonus Incentive Plan. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

                  10.14 Purchase and Sale Agreement dated July 2, 1997 between Ballard Petroleum LLC, as seller, and the Company, as buyer. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

                EXHIBIT
                NUMBER     DESCRIPTION OF EXHIBIT
               ---------   ----------------------

                  10.15 Acquisition and Exploration Agreement effective as of July 1, 1997 by and between Ballard Petroleum, LLC and the Company. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

                  10.16 Purchase Agreement dated January 13, 1998 among BT Alex. Brown Incorporated and Prudential Securities Incorporated, as Initial Purchasers, and the Company, as Issuer. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                  10.17 Registration Rights Agreement dated January 16, 1998 among BT Alex. Brown Incorporated and Prudential Securities Incorporated, as Initial Purchasers, and the Company, as Issuer. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                  10.18 Amendment to Employment Agreement between the Company and Cadell S. Liedtke dated April 15, 1997. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                  10.19 Amendment to Employment Agreement between the Company and Michael J. Grella dated April 15, 1997. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                  10.20 Amendment to Employment Agreement between the Company and Henry G. Musselman dated April 15, 1997. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                  10.21 Second Amendment to Employment Agreement between the Company and Henry G. Musselman dated April 15, 1997. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                  10.22 Amendment to Employment Agreement between the Company and Bobby W. Page dated April 15, 1997. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                  10.23 Amended and Restated Credit Agreement dated as of August 28, 1997 between Bankers Trust Company, as Agent and Union Bank of California, N.A., as Co-Agent and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                  10.24 First Amendment to Amended and Restated Credit Agreement dated as of December 30, 1997 between Bankers Trust Company, as Agent and Union Bank of California, N.A., as Co-Agent and the Company. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

                EXHIBIT
                NUMBER     DESCRIPTION OF EXHIBIT
               ---------   ----------------------

                  10.25 Second Amendment to Amended and Restated Credit Agreement dated as of January 14, 1998 between Bankers Trust Company, as Agent and Union Bank of California, N.A., as Co-Agent and the Company. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

                  10.26 Third Amendment to Amended and Restated Credit Agreement dated as of February 26, 1998 between Bankers Trust Company as Agent and Union Bank of California, N.A., as Co-Agent and the Company. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

                  10.27 Fourth Amendment to Amended and Restated Credit Agreement dated as of March 24, 1998 between Bankers Trust Company, as Agent and Union Bank of California, N.A., as Co-Agent and the Company. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

                  10.28 Securities Purchase Agreement dated as of June 3, 1998 between Enron Capital & Trade Resources Corp. and Joint Energy Development Investments II Limited Partnership, as Purchasers, and the Company. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

                  10.29 Registration Rights Agreement dated as of June 3, 1998 between Enron Capital & Trade Resources Corp. and Joint Energy Development Investments II Limited Partnership, as Purchasers, and the Company. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

                  10.30 Certificate of Designations of 7% (8% Paid in Kind) Series A Cumulative Convertible Preferred Stock of the Company. Incorporated by reference to the Company's Current Report on Form 8-K filed on June 5, 1998.

                  10.31 Fifth Amendment to Amended and Restated Credit Agreement dated as of June 30, 1998 between Bankers Trust Company, as Agent, Union Bank of California, N.A., as Co-Agent and the Company. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

                  10.32 Purchase and Sale Agreement dated September 4, 1998 by and between and Pioneer Natural Resources USA, Inc. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

                 #10.33 Third Amendment to 1996 Stock Option Plan of Costilla Energy, Inc.

                 #10.34 Option to Purchase Agreement dated December 16, 1998 between Pioneer Natural Resources USA, Inc., Pioneer Resources Producing, L.P. and the Company.

                 #10.35 Purchase and Sale Agreement dated December 16, 1998 between Pioneer Natural Resources USA, Inc., Pioneer Resources Producing, L.P. and the Company.

                EXHIBIT
                NUMBER     DESCRIPTION OF EXHIBIT
               ---------   ----------------------

                 #10.36 Sixth Amendment to Amended and Restated Credit Agreement dated as of November 19, 1998 between Bankers Trust Company, as Agent, Union Bank of California, N.A., as Co-Agent and the Company.

                 #12.1     Computation of Ratio of Adjusted EBITDA to Interest
                           Expense

                  21.1 Subsidiaries of the Registrant. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                 #23.1     Consent of KPMG LLP

                 #23.2     Consent of Williamson Petroleum Consultants

                 #23.3     Consent of W. Scott Epley, P.E.

                 #24.1     Power of Attorney

                 #24.2 Certified copy of resolution of Board of Directors of Costilla Energy, Inc. authorizing signature by Power of Attorney

                 #27.1     Financial Data Schedule



         # Filed herewith. All other listed exhibits are incorporated by reference to the filing indicated.

                               S I G N A T U R E S


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                COSTILLA ENERGY, INC.



Date: April 15 , 1999                           By: */S/ MICHAEL J. GRELLA
                                                    ---------------------------
                                                    Michael J. Grella
                                                    President, Chief Executive
                                                    Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 15, 1999                               */S/ CADELL S. LIEDTKE
                                                    ---------------------------
                                                    Cadell S. Liedtke
                                                    Chairman of the Board
                                                    and Director

Date:  April 15, 1999                               */S/ MICHAEL J. GRELLA
                                                    ---------------------------
                                                    Michael J. Grella
                                                    President, Chief Executive
                                                    Officer and Director

Date:  April 15, 1999                               */S/ HENRY G. MUSSELMAN
                                                    ---------------------------
                                                    Henry G. Musselman
                                                    Executive Vice President,
                                                    Chief Operating Officer
                                                    and Director

Date: April 15, 1999                                */S/ SAMUEL J. ATKINS, III
                                                    ---------------------------
                                                    Samuel J. Atkins, III
                                                    Director

Date: April 15, 1999                                */S/ W. D. KENNEDY
                                                    ---------------------------
                                                    W. D. Kennedy
                                                    Director


Date: April 15, 1999                                */S/ JERRY LANGDON
                                                    ---------------------------
                                                    Jerry J. Langdon
                                                    Director

Date: April 15, 1999                                /s/ BOBBY W. PAGE
                                                    ---------------------------
                                                    Bobby W. Page
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                    (principal accounting
                                                    officer)

Date: April 15, 1999                          * By: /s/ BOBBY W. PAGE
                                                    ---------------------------
                                                    Bobby W. Page
                                                    Agent and Attorney in fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Financial Statements of Costilla Energy, Inc.:
   Independent Auditors' Report..........................................  F - 2
   Consolidated Balance Sheets as of December 31, 1998 and 1997..........  F - 3
   Consolidated Statements of Operations for the years ended
      December 31, 1998, 1997 and 1996...................................  F - 4
   Consolidated Statements of Stockholders' Equity (Deficit) for
      the years ended December 31, 1998, 1997 and 1996...................  F - 5
   Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996...................................  F - 6
   Notes to Consolidated Financial Statements............................  F - 8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Costilla Energy, Inc.:

We have audited the consolidated financial statements of Costilla Energy, Inc. and subsidiaries (the "Company") as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Costilla Energy, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                    KPMG LLP

Midland, Texas
March 23, 1999, except as to Note 18, which is as of March 31, 1999

                             COSTILLA ENERGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              DECEMBER 31,    DECEMBER 31,
                                                                                  1998            1997
                                                                              ------------    ------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                $      5,251    $      3,615
     Accounts receivable:
          Trade, net of allowance of $180 and $0, respectively                       4,547           5,241
          Oil and gas sales                                                          5,673           9,312
     Prepaid and other current assets                                                1,821             912
                                                                              ------------    ------------
                   Total current assets                                             17,292          19,080
                                                                              ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
     Oil and gas properties, using the successful efforts
      method of accounting:
          Proved properties                                                        275,972         199,355
          Unproved properties                                                       38,941          35,971
     Accumulated depletion, depreciation and amortization                         (133,612)        (71,152)
                                                                              ------------    ------------
                                                                                   181,301         164,174
     Other property and equipment, net                                               4,252           3,766
                                                                              ------------    ------------
               Total property, plant and equipment                                 185,553         167,940
                                                                              ------------    ------------
OTHER ASSETS:
     Deferred charges                                                                6,447           4,212
     Other                                                                           1,662           2,856
                                                                              ------------    ------------
                   Total other assets                                                8,109           7,068
                                                                              ------------    ------------
                                                                              $    210,954    $    194,088
                                                                              ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Current maturities of long-term debt                                     $     40,101    $         98
     Trade accounts payable                                                         26,183          22,490
     Undistributed revenue                                                           3,419           4,566
     Other current liabilities                                                       5,923           3,437
                                                                              ------------    ------------
                   Total current liabilities                                        75,626          30,591
                                                                              ------------    ------------
LONG-TERM DEBT, LESS CURRENT MATURITIES                                            181,780         163,087
                                                                              ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.10 par value (3,000,000 shares authorized;
       50,000 shares outstanding at December 31, 1998 and
       no shares outstanding at December 31, 1997)                                       5              --
     Common stock, $.10 par value (100,000,000 shares authorized;
       12,751,930 shares outstanding at December 31, 1998 and
       10,150,500 shares outstanding at December 31, 1997)                           1,275           1,015
     Additional paid-in capital                                                     92,715          37,425
     Retained deficit                                                             (140,447)        (38,030)
                                                                              ------------    ------------
                   Total stockholders' equity (deficit)                            (46,452)            410
                                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES                                                 $    210,954    $    194,088
                                                                              ============    ============


See accompanying notes to consolidated financial statements.

                             COSTILLA ENERGY, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                             YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------------------
                                                                                       1998            1997            1996
                                                                                   ------------    ------------    ------------
REVENUES:
     Oil and gas sales                                                             $     62,785    $     72,300    $     53,919
     Interest and other                                                                     551             940              40
     Gain on sale of assets                                                                 266           3,261           1,067
                                                                                   ------------    ------------    ------------
                                                                                         63,602          76,501          55,026
                                                                                   ------------    ------------    ------------
EXPENSES:
     Oil and gas production                                                              27,366          30,029          21,325
     Oil and gas production - affiliates                                                     --              --             449
     General and administrative                                                          11,766           8,407           4,682
     General and administrative - affiliates                                                 --              --             556
     Exploration and abandonments                                                        12,723           6,588           2,550
     Depreciation, depletion and amortization                                            32,447          26,409          12,430
     Impairment of oil and gas properties                                                59,678          28,189              --
     Interest                                                                            19,596          12,979          11,281
                                                                                   ------------    ------------    ------------
                                                                                        163,576         112,601          53,273
                                                                                   ------------    ------------    ------------
       Income (loss) before federal income taxes and extraordinary item                 (99,974)        (36,100)          1,753

PROVISION FOR FEDERAL INCOME TAXES
     Current                                                                                 --              62             176
     Deferred                                                                                --              90           1,042
                                                                                   ------------    ------------    ------------
       Income (loss) before extraordinary item                                          (99,974)        (36,252)            535

       Extraordinary loss resulting from early extinguishment of debt,
        net of deferred tax benefit of $0, $129 and $1,042, respectively                   (299)           (219)         (4,975)
                                                                                   ------------    ------------    ------------
NET LOSS                                                                           $   (100,273)   $    (36,471)   $     (4,440)
                                                                                   ============    ============    ============
PREFERRED RETURN AND ACCRETION OF
  REDEEMABLE MEMBERS' CAPITAL                                                      $         --    $         --    $     (3,930)
                                                                                   ============    ============    ============
CUMULATIVE, PREFERRED STOCK DIVIDENDS ACCRUED                                      $      2,307    $         --    $         --
                                                                                   ============    ============    ============
LOSS BEFORE EXTRAORDINARY ITEM
  APPLICABLE TO COMMON EQUITY                                                      $   (102,281)   $    (36,252)   $     (3,395)
                                                                                   ============    ============    ============
NET LOSS APPLICABLE TO COMMON EQUITY                                               $   (102,580)   $    (36,471)   $     (8,370)
                                                                                   ============    ============    ============
LOSS PER SHARE:
     Loss before extraordinary item                                                $     (10.21)   $      (3.49)   $      (0.52)

     Extraordinary loss resulting from early extinguishment of debt,
       net of deferred tax benefit                                                        (0.03)          (0.02)          (0.77)
                                                                                   ------------    ------------    ------------
     NET LOSS                                                                      $     (10.24)   $      (3.51)   $      (1.29)
                                                                                   ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                                                      10,015          10,383           6,473
                                                                                   ============    ============    ============


See accompanying notes to consolidated financial statements.

                             COSTILLA ENERGY, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                                     STOCKHOLDERS'
                                                                                      ADDITIONAL      RETAINED      EQUITY (DEFICIT)
                                             PREDECESSOR    PREFERRED    COMMON         PAID-IN       EARNINGS      AND PREDECESSOR
                                               CAPITAL        STOCK       STOCK         CAPITAL       (DEFICIT)        CAPITAL
                                             ------------   ---------  ------------   ------------   ------------    ------------
BALANCE AT DECEMBER 31, 1995 (PREDECESSOR)   $     (7,445)  $      --  $         --   $         --   $         --    $     (7,445)

     Net loss                                      (2,881)         --            --             --         (1,559)         (4,440)
     Preferred return and accretion of
       redeemable predecessor capital              (2,456)         --            --             --             --          (2,456)
     Common stock issued, net                          --          --           527         60,052             --          60,579
     Distributions to members                      (4,218)         --            --          4,218             --              --
     Transfer of predecessor capital and
       issuance of common stock pursuant
       to the Offerings                            17,000          --           520        (23,189)            --          (5,669)
                                             ------------   ---------  ------------   ------------   ------------    ------------

BALANCE AT DECEMBER 31, 1996                           --          --         1,047         41,081         (1,559)         40,569

     Net loss                                          --          --            --             --        (36,471)        (36,471)
     Common stock issued, net                          --          --             1             74             --              75
     Common stock repurchased and retired              --          --           (33)        (3,730)            --          (3,763)
                                             ------------   ---------  ------------   ------------   ------------    ------------
BALANCE AT DECEMBER 31, 1997                           --          --         1,015         37,425        (38,030)            410

     Net loss                                          --          --            --             --       (100,273)       (100,273)
     Common stock repurchased and retired              --          --           (67)        (5,699)            --          (5,766)
     Preferred stock issued, net                       --           5            --         47,922             --          47,927
     Preferred stock dividends paid in kind            --          --            27          2,117         (2,144)             --
     Common stock issued for pending Pioneer
       acquisition                                     --          --           300         10,950             --          11,250
                                             ------------   ---------  ------------   ------------   ------------    ------------
BALANCE AT DECEMBER 31, 1998                 $         --   $       5  $      1,275   $     92,715   $   (140,447)   $    (46,452)
                                             ============   =========  ============   ============   ============    ============




See accompanying notes to consolidated financial statements.

                             COSTILLA ENERGY, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEARS ENDED DECEMBER 31,
                                                                      -----------------------------------
                                                                         1998         1997         1996
                                                                      ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

   NET LOSS                                                           $(100,273)   $ (36,471)   $  (4,440)

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     Depreciation, depletion and amortization                            32,447       26,409       12,430
     Impairment of oil and gas properties                                59,678       28,189           --
     Exploration and abandonments                                           242          262          491
     Amortization of deferred charges                                       794        1,517        1,131
     Deferred income tax expense                                             --          (39)          --
     Allowance for doubtful accounts                                        656          208           --
     Other noncash                                                           --           --          103
     Gain on sale oil and gas properties                                   (266)      (3,261)      (1,067)
     Extraordinary loss resulting from early extinguishment of debt         299          348        6M017
     Gain on investment transactions                                         21         (534)          --
                                                                      ---------    ---------    ---------
                                                                         (6,402)      16,628       14M665
     Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable                      4,152        1,485       (8,462)
          Decrease (increase) in other assets                              (403)      (3,585)      (1,076)
          Increase (decrease) in accounts payable                         2,546       10,822        6,067
          Increase (decrease) in other liabilities                        2,486         (318)       4,475
          Increase (decrease) in deferred revenue                            --           --       (3,319)
                                                                      ---------    ---------    ---------
               Net cash provided by operating activities                  2,379       25,032       12,350
                                                                      ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to oil and gas properties                               (108,874)    (111,580)     (67,010)
     Proceeds from sale of oil and gas properties                        11,866       21,327        6,388
     Additions to other property and equipment                           (1,454)      (2,344)      (3,007)
     Advances on notes receivable - other                                    --           --         (500)
                                                                      ---------    ---------    ---------
               Net cash used in investing activities                    (98,462)     (92,597)     (64,129)
                                                                      ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowings under long-term debt                                    150,500       96,304      228,707
     Payments of long-term debt                                         (91,583)     (33,480)    (199,840)
     Proceeds from issuance of preferred stock, net                      47,927           --           --
     Proceeds from issuance of common stock, net                             --           75       60,579
     Purchase of the Company's common stock                              (5,766)      (3,763)          --
     Deferred loan and financing costs                                   (3,359)        (574)      (8,191)
     Redemption of member's interest                                         --           --      (15,506)
     Distributions to members and withdrawals                                --           --       (4,218)
                                                                      ---------    ---------    ---------
               Net cash provided by financing activities                 97,719       58,562       61,531
                                                                      ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      1,636       (9,003)       9,752

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            3,615       12,618        2,866
                                                                      ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   5,251    $   3,615    $  12,618
                                                                      =========    =========    =========


See accompanying notes to consolidated financial statements.

                             COSTILLA ENERGY, INC.

                                 (in thousands)



                                                         YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     1998           1997           1996
                                                  ---------      ---------      ---------
Supplemental schedule of noncash
 investing and financing activities:

Common stock issued for pending
 acquisition                                      $  11,250      $      --      $      --

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

(2)      LIQUIDITY

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company has a highly leveraged capital structure with approximately $21.2 million of principal payments and $20.9 million of estimated cash interest payments due in 1999 on its revolving credit facility and its Senior Notes. Due to severely depressed commodity prices, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations.

         The Company will have extremely limited capital resources available to it during 1999. A recent amendment to the credit agreement reduced the borrowing base for the credit facility by $4.0 million, and requires the Company to reduce the amount outstanding by an additional $15.0 million during 1999, with $11.0 million of the mandated reduction being due and payable on May 15, 1999. In addition, the outstanding balance under the credit facility at September__, 1999 will be payable in amortized quarterly principal payments beginning on September 30, 1999. The Company will be able to comply with these requirements only through asset dispositions and efforts to market certain of its oil and gas properties are currently underway. However, no assurance can be given that the Company will be successful in marketing oil and gas properties for amounts sufficient to meet the required repayment schedule. In addition, the Company had, at December 31, 1998 and continues to have throughout the first quarter of 1999 a substantial working capital deficit, which was $18.2 million at December 31, 1998, excluding current maturities of long term debt. Absent a substantial improvement in product prices, the Company will have to substantially reduce its operations to deal with its working capital deficit. The combination of required repayments under the credit facility, uncertainty with respect to future asset sales and the working capital deficit raises substantial doubt about the Company's ability to continue as a going concern. No assurance can be given that the Company's anticipated divestiture program and operational reductions will provide sufficient funds for the Company to meet its obligations as they become due.

                           COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         As of December 31, 1998 and 1997, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company proportionately consolidates less than 100%-owned oil and gas partnerships and joint ventures in accordance with industry practice. All significant accounts and transactions between the Company and its subsidiaries have been eliminated.

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

         Cash and Cash Equivalents

         For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and depository accounts held by banks. The Company considers all highly liquid investments with a remaining maturity of three months or less to be cash equivalents.

         Concentrations of Credit Risk

         Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of unsecured accounts receivable from unaffiliated working interest owners and crude oil and natural gas purchasers. For the year ended December 31, 1998, Costilla had sales to one purchaser which totaled 16% of total revenues. During the year ended December 31, 1997, the Company had sales to two purchasers each of which exceeded 10% of total revenues, one for 14.5% and another for 12.2%.

                           COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Trade Receivables

         Trade receivables generally consist of amounts due from outside working interest owners for their proportionate share of drilling and operating costs incurred by the Company, as operator of the related properties. These accounts are from a large number of major and independent oil companies, individuals and others who own interests in the properties operated by the Company. The oil and gas sales receivables are primarily from large oil and gas purchasers.

         Hedging and Derivative Financial Instruments

         Costilla uses derivative financial instruments to reduce the Company's exposure to changes in the market price of natural gas and crude oil, to fix the price for natural gas and crude oil independently of the physical purchase or sale, and to manage interest rates. The types of commodity derivative financial instruments currently used by the Company are futures, swaps and options.

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

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; however, beginning June 16, 1998, companies may implement the statement as of the beginning of any fiscal quarter. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998.) The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133.

         Oil and Gas Properties

         The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves,

                           COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

         Impairment of Long-Lived Assets

         As of January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future cash flows, on a depletable unit basis, is less than the carrying amount of such assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset, as determined, based upon discounted future net cash flows.

         Long-lived assets and certain identifiable intangibles to be disposed of are recorded at the lower of their carrying amount or fair value less cost to sell. The fair value of the asset is determined based upon the related discounted future net cash flows or their estimated market values, in the case of non-producing properties.

         Deferred Charges

         The Company capitalized certain costs incurred in connection with the issuance of $180 million of senior notes and with obtaining the Revolving Credit Facility (see Note 8 for definitions and descriptions of each). These costs are being amortized over the lives of the related instruments.

         Revenue Recognition

         The Company uses the sales method of accounting for crude oil revenues. Under this method, revenues are recognized based on actual volumes of oil sold to purchasers.

         The Company uses the entitlements method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual production of natural gas. As of December 31, 1997, the Company has recorded a net gas imbalance receivable for gas previously produced of approximately $2,341,000, comprised of approximately 1,496,000 Mcf at a net price of $1.56 per Mcf. As of December 31, 1998, the Company had recorded a net gas imbalance receivable for gas previously produced of approximately $1,532,227, comprised of approximately 974,296 Mcf at a net price of $1.58 per Mcf.

                           COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Stock-based Compensation

         The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, the Company has only adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). See
Note 14 for the pro forma disclosures of compensation expense determined under the fair-value provisions of SFAS 123.

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

         Loss Per Share

         In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which simplifies the existing standards for computing earnings per share ("EPS") and makes them comparable to international standards. In accordance with the provisions of SFAS 128, the Company adopted SFAS 128 in its year ended December 31, 1997 financial statements, although no restatement of prior period EPS information was necessary. Under SFAS 128, primary EPS is replaced by "basic" EPS, which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully-diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the years ended December 31, 1998, 1997 and 1996, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted net loss per share were the same. Basic and diluted net loss per share was reduced by the preferred return, accretion and redemption premium on redeemable members' capital for the year ended December 31, 1996. For the period prior to the Offerings, the weighted average shares outstanding attributable to predecessor capital were the 5,200,000 shares issued to the predecessor members upon conversion of the LLC.

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

                           COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Reporting Comprehensive Income

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Specifically, SFAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement currently has no effect on the Company.

         Segment Reporting

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which establishes standards for public business enterprises for reporting information about operating segments in annual financial statements and requires that such enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company implemented SFAS 131 during 1998.

(4)      ACQUISITIONS AND DISPOSITIONS OF OIL AND GAS PROPERTIES

         On June 14, 1996, the Company consummated the purchase from Parker & Parsley Petroleum Company of certain oil and gas properties for an adjusted purchase price of approximately $38.7 million (the "1996 Acquisition"). The properties are located primarily in south and west Texas. The transaction was accounted for using the purchase method. The results of operations of the acquired properties are included in the Consolidated Statements of Operations as of the acquisition closing date, June 14, 1996. The Company subsequently sold for approximately $3.3 million its wholly-owned subsidiary, Costilla Pipeline Corporation, which owned the Three Rivers Pipeline purchased in the 1996 Acquisition. Certain other acquired properties, which were located outside the Company's areas of strategic focus, were sold in 1996. No gain or loss was recorded on these sales.

         On August 28, 1997, the Company consummated the purchase from Ballard Petroleum LLC ("Ballard") of certain oil and gas properties for an adjusted purchase price of approximately $41.2 million (the "Ballard Acquisition"). The properties are located primarily in the Rocky Mountain region of the United States. The transaction was accounted for using the purchase method. The results of operations of the acquired properties are included in the Consolidated Statements of Operations as of the acquisition closing date, August 28, 1997. In addition, the Company and Ballard entered into an agreement that established an area of mutual interest in the Rocky Mountain region in which the parties would jointly own, acquire, explore and develop oil and gas properties. This agreement was terminated in connection with the Ballard Sale (as defined below).

         In March 1999 the Company closed a sale to Ballard (the "Ballard Sale") of substantially all of the assets the Company acquired from Ballard in the Ballard Acquisition. The oil and gas properties included in the sale are located primarily in the Rocky Mountain Region. The unadjusted cash purchase price for the sale was $14,150,000, of which $12,000,000 was utilized to reduce the Credit Facility. In addition to the sale of assets, the transaction relieved the Company of certain ongoing obligations to Ballard which the Company assumed in the Ballard Acquisition.

         Pro Forma Results of Operations (unaudited)

         The following table reflects the pro forma results of operations as though the Ballard Acquisition had occurred on January 1, 1997. The pro forma amounts are not necessarily indicative of the results that may be reported in the future.

                           COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  YEARS ENDED
                                                  DECEMBER 31,
                                                      1997
                                                  ------------
                                                (IN THOUSANDS)
Revenues ....................................     $ 82,189
Net loss before extraordinary item ..........      (39,029)
Net loss per share before extraordinary item.        (3.76)

         Concho 1998 Sale. In November 1998, the Company consummated the sale of oil and gas properties to Concho Resources, Inc. for $8.1 million (the "Concho 1998 Sale"). These properties had assigned proved reserves of 16.7 Bcfe at October 1, 1998. Proceeds were used for general corporate purposes.


(5)      IMPAIRMENT OF LONG-LIVED ASSETS

         In order to determine whether an impairment had occurred at December 31, 1998 and 1997, the Company estimated the expected undiscounted future cash flows of its oil and gas properties on a depletable unit basis and compared such future cash flows to the carrying amount of the related oil and gas properties to determine if the carrying amount was recoverable. If the costs of a depletable unit did not appear to be recoverable, impairment on the depletable unit was recorded equal to the difference between the estimated present value and the costs. These estimates of net undiscounted cash flow and estimated present values for the Company's total proved and probable oil and gas reserves were based upon the escalated prices. Based on this process, a noncash pre-tax writedown of $59,678,000 compared to $28,189,000 for 1997, in the carrying amount of the Company's proved properties was recorded at December 31, 1998.


         The total amount of impairment recorded at December 31, 1998, includes the following components:


Impairment of long-lived assets under SFAS No.121         (IN THOUSANDS)
                                                          --------------
  Impairment of U.S. producing properties                    $23,548
  Impairment of Moldova properties                             4,597
  Impairment of U.S. properties held for resale               26,710
Impairment of unproved properties under SFAS 19                  433
Additional depletion due to lowered commodity prices           4,390
                                                             -------
                                                             $59,678
                                                             =======


(6)      DERIVATIVE FINANCIAL INSTRUMENTS

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

                           COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Commodity Hedges. The Company utilizes swap agreements to hedge the effect of price changes on future oil and gas production. The objective of its hedging activities is to achieve more predictable revenues and cash flows. In a typical swap arrangement, the Company receives the difference between a fixed price per unit of production and a price based upon a higher agreed to third party index. However, should the fixed price exceed the agreed third party index, the Company has to pay the difference. In the past, the Company utilized option contracts to hedge its production. In this case, if market prices of oil and gas exceeded the strike price of put options, the options would expire unexercised, therefore reducing the effective price received for oil and gas sales by the cost of the related option. If the market prices of oil and gas exceeded the strike price of call options, the Company would be obligated to pay the contracting counterparty an amount equal to the contracted volumes times the difference between the market price and the strike price, therefore reducing the effective price received for oil and gas sales by the amount paid to the counterparty.

         Gains or losses on swap agreements are recognized as an adjustment to sales revenue when the related transactions being hedged are finalized. Gains or losses from swap agreements that do not qualify for accounting treatment as hedges are recognized currently as other income or expense. The cash flows from such agreements are included in operating activities in the consolidated statements of cash flows.

         The net effect of the Company's commodity hedging activities increased oil and gas revenues for 1998 by $8.2 million. Revenues were reduced by $1.2 and $1.7 million for the years ended December 31, 1997 and 1996, respectively.

         The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at December 31, 1998 and 1997:

                               OIL             GAS
                           DAILY VOLUME    DAILY VOLUME                            STRIKE PRICE
                              (Bbls)          (MMbtu)             TERM             PER BBL/MMbtu
                           ------------    ------------      ----------------   -------------------
At December 31, 1998:
  Oil:....................    $5,000              --         Jan 99             $13.50 - $16.40 (a)
                               5,000              --         Feb 99 - Dec 99    $12.00 - $15.00 (a)
                               5,000              --         Jan 00 - June 00   $13.50 - $16.40
  Gas:....................        --          25,000         Jan 99 - Dec 01         $2.40 (b)

At December 31, 1997:
  Oil:....................     6,500              --         Jan 98 - Aug 98    $18.50 - $22.55 (c)
  Gas:....................        --           5,000         Jan 98 - Oct 98         $2.00 (d)

----------
(a) The lower price is the threshold level for the buyer, when the NYMEX falls below this price, the contract provides for no hedge. When the NYMEX is above the threshold level but below the fixed price, the buyer pays the seller (Costilla). If the NYMEX is above the fixed price, the seller pays the buyer. In February 1999, the terms of the 1999 contract was amended to provide for a fixed price of $15.00 per Bbl covering 5,000 Bbls of oil per day for February 1999 through December 1999, with no hedge provided for each trading day during the period covered on which the NYMEX price for WTI closes at less than $12.00 per Bbl.

(b) In February 1999, the three year fixed price swap contract was amended for a new period of March 1999 through December 2000 covering 45,000 Mmbtu of gas per day at a fixed price of $2.20 per Mmbtu. In March 1999 the contract for the period March 1999 through December 1999 was liquidated resulting in cash proceeds to the Company of $3.2 million. In addition, a new contract was entered into covering 20,000 Mmbtu of gas per day at a fixed price of $1.96 per Mmbtu for the period March 1999 through December 1999. The referenced gas prices are based upon the price at which gas trades on the NYMEX.

(c) Represents the weighted-average price of a purchased put option contract and of a collar established with the purchase of a put option contract and the sale of a call option contract.

(d)      Represents the strike price on a purchased put option contract.

                           COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Interest Rate Swap Agreements. Prior to the Offerings, the Company utilized two interest rate swap agreements to reduce the potential impact of increases in interest rates on floating-rate long-term debt. Concurrent with the issuance of the $100 million of 10.25% fixed-rate senior notes in early October 1996, the two interest rate swap agreements ceased to be hedges. These interest rate swap agreements were marked-to-market and the related liability recorded. A $60 million interest rate swap agreement expired in May, 1997. As a result of the Company's borrowings against its line of credit, which bears interest on a floating rate basis, the remaining $24 million interest rate swap agreement again fully qualified as a hedge in August 1997. At each borrowing date from October 1996 to August 1997, a portion of the interest rate swap agreement was marked-to-market with the resulting gains or losses recorded as investment income or loss while the hedge portion was being amortized over the remaining life of the agreement. As a result of expiration and marking the agreements to market, the Company recorded a net investment gain of approximately $510,000 during the year ended December 31, 1997 and $22,000 for 1998. Concurrent with the payment of all of the Company's floating rate debt from proceeds of the 1998 Notes (as defined and discussed in Note 8), the interest rate swap agreement ceased to qualify as a hedge. During 1998, the Company again borrowed against its line of credit. As such, the Company redesignated 100% of the swap from an investment to a hedge at December 31, 1998. The interest rate swap agreement in place as of December 31, 1998 has a notional amount of $24 million with a fixed rate of 7.5% and expired in January, 1999.

         (7) FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997. SFASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                               1998                      1997
                                                       ---------------------     ---------------------
                                                       CARRYING       FAIR       CARRYING      FAIR
                                                        AMOUNT       VALUE        AMOUNT       VALUE
                                                       --------     --------     --------     --------
                                                                        (IN THOUSANDS)
Financial Assets:

   Cash, cash equivalents and restricted cash ....     $  5,251     $  5,251     $  3,615     $  3,615
   Receivables (trade) ...........................        4,484        4,484        5,241        5,241
   Receivables (oil and gas sales) ...............        5,673        5,673        9,312        9,312
   Commodity swap and option contracts ...........           --         (297)*        190        1,488
   Gas imbalances receivable .....................        1,532        1,871        2,341        3,087
   Notes receivable - affiliate ..................           63           63          476          476
   Notes receivable - other ......................           --           --          250          250

Financial liabilities:

   Payables (trade) ..............................       26,183       26,183       22,490       22,490
   Long-term debt ................................      221,881      175,101      163,185      167,685
   Interest rate swap ............................           47          138          521          493

         The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

                           COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         Cash, trade receivables, notes receivable-other and trade payables: The carrying amounts approximate fair value because of the short maturity of those instruments.

         Commodity swap and option contracts: The carrying amount of the commodity option contracts comprises the unamortized premiums paid for the option contracts. The fair value of the commodity option contracts is estimated using option pricing models and essentially values the potential for the option contracts to become in-the-money through changes in commodity prices during the remaining terms. The fair value of the commodity swap contracts is based on quotes received from the counterparties to the swap contracts.

         Gas imbalances receivable: The carrying amount reflects the net quantity of gas imbalances receivable based upon current prices at December 31, 1998 and 1997. The fair value is comprised of the volumes of natural gas overproduced or underproduced valued at the average spot prices in effect at December 31, 1998 and 1997.

         Notes receivable-affiliate: The amounts reported relate to notes receivable from an affiliated company. The carrying amount at December 31, 1997 reflects an estimate of net present value using an assumed annual interest rate of 9% based upon the anticipated note payment schedule. At December 31, 1998, the Company has recorded a provision for the entire unpaid balance of the note receivable, to reflect the uncertainty of collection.

         Long-term debt: The fair value of the Company's long-term debt is based upon the quoted market price for the senior notes at December 31, 1998 and 1997, and the carrying amounts outstanding under the credit facilities at December 31, 1998 and 1997 (see Note 8 for a complete discussion of long-term debt).

         Interest rate swap agreements: At December 31, 1998 and 1997, the Company had an interest rate swap agreement outstanding with a notional amount of $24 million. This agreement is more fully described in Note 6. The carrying amount is equal to the sum of the unamortized premiums paid for the agreement and the fair value. The fair value of the interest rate swap agreement was obtained from bank quotes and represents the estimated amount the Company would pay upon termination of the agreement at December 31, 1998 and 1997, taking into consideration interest rates at that date.


(8)      LONG-TERM DEBT

         Long-term debt consists of the following (thousands):

                                             DECEMBER 31,
                                       ---------------------
                                         1998         1997
                                       --------     --------
10.25% Senior Notes due 2006 .....     $181,780     $100,000
Revolving Credit Facility ........       40,000       33,000
Acquisition Credit Facility ......           --       30,000
Other notes payable ..............          101          185
                                       --------     --------
                                        221,881      163,185
   Less current maturities .......       40,101           98
                                       --------     --------
                                       $181,780     $163,087
                                       ========     ========

                           COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         REVOLVING CREDIT FACILITY

         In August 1997, the Company entered into a credit agreement (the "Revolving Credit Facility") with Bankers Trust Company, as agent, to refinance its prior bank indebtedness and to finance a portion of the Ballard Acquisition purchase price. The Revolving Credit Facility provides for a maximum availability of $75.0 million, $40.0 million of which was borrowed at December 31, 1998, against an available borrowing base of $40.0 million at such date. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at a floating rate which is at or above the Lender's prime rate or above the applicable Eurodollar rate, depending on the percentage of committed funds which have been borrowed. Interest is payable quarterly as to base rate loans, and at the end of the applicable interest period as to Eurodollar loans. The borrowing base of the Revolving Credit Facility is automatically reduced by 5% each quarter beginning in September 1999, and payments of principal are required in each quarter in which the outstanding principal balance is greater than the reduced borrowing base. The remaining balance is payable on August 28, 2002, the maturity date of the Revolving Credit Facility. Under the Revolving Credit Facility, the Company is obligated to pay certain fees to the lender, including a commitment fee based on the unused portion of the commitment. The Revolving Credit Facility contains customary restrictive covenants (including restrictions on the payment of dividends and the incurrence of additional indebtedness) and requires the Company to maintain certain specified financial ratios. Borrowings under the Revolving Credit Facility are secured by substantially all of the assets of the Company.

         At December 31, 1998, the Company was in violation of certain covenant requirements of its Revolving Credit Facility. As a result, the Company and the lenders amended the Revolving Credit Facility to, among other things, waive such noncompliance, reduce the borrowing base by $4 million, and require the Company to reduce the principal amount outstanding by $15 million during 1999, $11 million of which is due and payable May 15, 1999. Such required reductions are in addition to the quarterly principal payments beginning in September 1999. Although the Company received waivers for covenant violations existing at December 31, 1998 and obtained amendments to the covenants for future compliance, no assurances can be made that the Company will be able to comply with the amended covenant requirements of the Revolving Credit Facility during 1999. Due to the possible non-compliance in 1999, the Company has classified the balance of its long-term debt under the Revolving Credit Facility as a current liability at December 31, 1998.

         Additionally, the amendment to the Revolving Credit Facility requires the Company to establish, on or before May 1, 1999, a lockbox arrangement with the lenders and cause the proceeds from its production to be deposited pursuant to such arrangement. So long as no Event of Default exists under the Revolving Credit Facility, the Company can use such funds for its general corporate purposes.

         In August 1997, the Company also entered into a second credit agreement (the "Acquisition Credit Facility") with Bankers Trust Company, as agent, to provide funds for a substantial portion of the Ballard Acquisition purchase price. The Acquisition Credit Facility was a term loan in the amount of $30.0 million and was paid in full from the proceeds of the sale of the 1998 Notes (as defined below).

         10.25% SENIOR NOTES

         In October 1996, the Company issued $100 million aggregate principal amount of 10.25% Senior Notes due October 1, 2006 (the "Notes"). The Notes were sold at par and interest is payable April 1 and October 1, commencing April 1, 1997. The Notes may not be redeemed prior to October 1, 2001, and thereafter at a premium reducing to par, plus interest, by maturity. There is no mandatory redemption of the Notes required prior to maturity. The Notes are general unsecured senior obligations of the Company and rank equally in right of payment with all other senior indebtedness of the Company. The Notes are subject to an Indenture between the Company and a trustee. The Indenture restricts, among other things, the Company's ability to incur additional indebtedness, pay dividends or make certain other restricted payments, incur liens, engage in any sale and leaseback transactions, sell stock of subsidiaries, apply net proceeds from certain assets sales, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company, or enter into certain transactions with affiliates. Net proceeds from the sale of the Notes of approximately $96.1 million were used to repay existing indebtedness.

         In January 1998, the Company issued an additional $80 million aggregate principal amount of 10.25% Senior Notes due October 1, 2006 (the " 1998 Notes"). The notes were sold at a premium (102.5%) and interest is payable April 1 and October 1, commencing April 1, 1998. The 1998 Notes may not be redeemed prior to October 1, 2001, and thereafter at a premium reducing to par, plus interest, by maturity. The 1998 Notes are subject to the same terms and conditions as the Notes. Net proceeds from the sale of the 1998 Notes of approximately $80.2

                           COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



million were used to repay the Acquisition Credit Facility in full, all but $500,000 of the Revolving Credit Facility and the remainder was used for general corporate working capital needs.

         The Company paid interest on long-term debt of $17,915,404, $12,198,937, $8,838,971 in 1998, 1997 and 1996, respectively.

(9)      INCOME TAXES

         Concurrent with the Offerings, the Company became a tax paying entity for U.S. Federal income tax purposes. At that date, the tax basis of the Company's assets and liabilities exceeded the book basis by approximately $3,500,000, resulting in a deferred tax asset of approximately $1,200,000. A valuation allowance was provided for 100% of this deferred tax asset.

         Income tax provision (benefit) and amounts separately allocated were as follows (thousands):

                                             YEAR ENDED DECEMBER 31,
                                             -----------------------
                                               1998           1997
                                             -------         -------
Income (loss) before extraordinary item      $    --         $   152
Extraordinary loss resulting from early
  extinguishment of debt                          --            (129)
                                             -------         -------
                                             $    --              23
                                             =======         =======

         In 1998 and 1997, the Company's effective tax rate differs from the U.S. Federal statutory rate primarily because of a valuation allowance established for net operating loss carryforwards, as discussed below. The Company's effective tax rate does not differ materially from the U.S. Federal statutory rate in 1996.

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                            DECEMBER 31,
                                                      ----------------------
                                                        1998          1997
                                                      --------      --------
Deferred tax assets (liabilities):
  Net operating loss carryforwards                    $ 25,594      $ 15,331
  Accounts receivable and notes receivable                 302            73
  Interest rate swap agreements                            (16)          116
  Oil and gas properties, principally due
    to differences in depletion, impairment
    and the deduction of intangible drilling
    costs for tax purposes                              20,135         1,253
  Other                                                    477         1,292
                                                      --------      --------
Net deferred tax asset                                  46,492        18,065
Valuation allowance of net deferred tax asset          (46,492)      (18,065)
                                                      --------      --------
Net deferred tax asset net of valuation allowance     $     --      $     --
                                                      ========      ========

         A valuation is provided for when it is more likely than not that some portion of the deferred tax assets will not be realized. Due to uncertainties arising from a lack of earnings history, it does not appear more likely than not that the Company will be able to utilize all the available carryforwards prior to their ultimate expiration.

                           COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         At December 31, 1998, the Company has net operating loss carryforwards of approximately $81.6 million, which are available to offset future regular taxable income, if any. The carryforwards expire December 31, 2011 through 2013. On December 17, 1998, concurrent with the issuance of common stock to Pioneer (as discussed in Note 18), the Company incurred a change of control under Sec. 382 of the Internal Revenue Code. As such, utilization of the net operating loss carryforwards is limited to approximately $4.9 million per year through 2013. Any unused portion of the yearly limitation may be carried forward and added to the subsequent years limitation.

(10)     COMMITMENTS AND CONTINGENCIES

         Leases

         The Company leases equipment and office facilities under operating leases on which rental expense for the years ended December 31, 1998, 1997, and 1996 was $617,680, $376,978 and $416,442 , respectively. Future minimum lease commitments under noncancellable operating leases at December 31, 1998 are as follows (thousands):

          1999    .........................  $ 593,581
          2000    .........................    526,436
          2001    .........................    501,318
          2002    .........................    492,802
          2003    .........................    463,662
       Thereafter ........................     663,580


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

         Exploration and Development

         In July 1995, the Republic of Moldova (located in Eastern Europe between Romania and the Ukraine) granted a Concession Agreement to Resource Development Company Limited, L.L.C. ("Redeco"), an entity not then affiliated with the Company. The Company paid Redeco $90,000 and bore the first $2.0 million of concession expenses in return for a 50.0% interest in Redeco. In June 1998 the Company purchased the 50% interest from the other member of Redeco for $350,000, forgiveness of $1.9 million of accounts payable to the Company and the conveyance to the other member of a net profit interest. Effective October 1, 1998, the Company acquired additional assets from affiliates of Redeco primarily consisting of Concession Agreements owned by such affiliates covering three areas in the Republic of Romania (the "Romanian Concessions"). Costilla paid $350,000, with an additional $206,250 due upon closing, for such assets and granted the Seller a net profits interest of 12 1/2% and 25% in both revenues from the Moldovan Concession arrangements and the Romanian Concessions, respectively.

                           COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Subsequent to December 31, 1998, management of the Company has decided to discontinue its activities in Moldova and Romania and is presently seeking to dispose of these assets. The Company recorded an impairment of $4,597,000 at December 31, 1998, related to these investments.

         Letters of Credit

         As a result of certain bonding and hedging counterparty requirements, the Company has caused irrevocable letters of credit to be issued by a bank totaling $746,000. As of December 31, 1998, no amounts had been drawn on these letters of credit.


(11)     401(k) PLAN

         The Company has established a qualified cash or deferred arrangement under IRS code section 401(k) covering substantially all employees. Under the plan, the employees have an option to make elective contributions of a portion of their eligible compensation, not to exceed specified annual limitations, to the plan and the Company has an option to match a percentage of the employee's contribution. The Company has made matching contributions to the plan totaling $153,676, $122,336, and $58,713 in 1998, 1997 and 1996, respectively.


(12)     REDEEMABLE PREDECESSOR CAPITAL AND PREDECESSOR CAPITAL

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

         Concurrent with the Offerings, NBCC's membership interest was redeemed for a total of $15,506,614 and 936,000 common shares were issued to NBCC. After accounting for the Underwriter's exercise of its over-allotment option in November 1996, NBCC owns 8.94% of the 10,475,000 common shares outstanding at December 31, 1996. The following table details the redemption price paid to
NBCC:

         NBCC Preferred Capital Contribution .............     $10,000,000
         Preferred Return ................................       2,732,376
                                                               -----------
         Adjusted NBCC Preferred Capital Contribution ....      12,732,376

         PLUS: 10% Redemption Premium ....................       1,273,238
         PLUS: Aggregate Redemption Price of NBCC's
               Redeemable Unrestricted Common Units ......       1,500,000
                                                               -----------
         Total Redemption Price Paid NBCC ................     $15,505,614
                                                               ===========


         Redeemable predecessor capital was subject to a preferential return of 15% per annum and was redeemable at any time at the Company's option, subject to a redemption premium as described below, or at NBCC's option on February 17, 2003, or at an earlier date upon occurrence of certain events including a change in control, certain changes in management, a change in the Company's status as a limited liability company for tax purposes, or

                           COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



violation of any of various other restrictive provisions contained in the Regulations of Costilla Energy, Inc. (the "Regulations"). The 15% preferred return was treated as a reduction of predecessor capital.

         In addition, a portion of NBCC's interest not subject to preferential return was classified as redeemable predecessor capital as the Company could have been required to repurchase such interest upon the occurrence of certain events similar to those events requiring redemption of the redeemable predecessor capital described above and, in any event, on or after February 17, 2000. Such interest could have, at the Company's option, been repurchased to the extent the Company has exercised its right to redeem all or a portion of the redeemable members' interest subject to the preferential return. The redemption price the Company would have paid in either instance would be determined by the year in which the predecessor capital was repurchased, up to an aggregate of $5,500,000. Prior to the Offerings in October 1996, the ultimate redemption price of $5,500,000 was being accrued ratably over the period from February 17, 1995, through February 17, 2000, and was treated as a reduction of predecessor capital.

(13)     CONVERTIBLE PREFERRED STOCK

         On June 3, 1998 the Company closed a private placement of 50,000 shares of its 7% (8% paid in kind) Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") to Enron Capital & Trade Resources Corp. and Joint Energy Development Investments II Limited Partnership for a purchase price of $50.0 million (the "Convertible Preferred Stock Offering"). Dividends accrue and are payable quarterly, commencing September 15, 1998, in cash, or in certain instances in shares of the Company's common stock. The dividend rate is 7% for dividends paid in cash and 8% for dividends paid in shares of common stock. The holders of the Preferred Stock may, at any time, convert shares of Preferred Stock into shares of the Company's common stock at a current conversion price of $12.39, subject to future adjustments. The Registrant may, at its option, redeem the shares of Preferred stock after June 15, 2001, if the current common stock price exceeds the conversion price by 150%. The preferred may be redeemed on June 15, 2001, at a price of 107% which reduces to par by the year 2004. Net proceeds from the Convertible Preferred Stock Offering were $48.0 million, of which $29.0 million was used to repay all but $0.5 million of the Revolving Credit Facility and the remainder was used for general corporate purposes.

(14)     STOCK-BASED COMPENSATION

         Outside Directors Stock Option Plan

         The Outside Directors Stock Option Plan provides for the issuance of stock options to the outside directors of the Company. A total of 100,000 shares has been authorized and reserved for issuance under the plan, subject to adjustments to reflect changes in the Company's capitalization resulting from stock splits, stock dividends and similar events. Only outside directors are eligible to participate in the plan. Outside directors are those directors of the Company who are not executive officers or regular salaried employees of the Company as of the date the Option is granted. Under the plan, an option for 5,000 shares of Common Stock will be granted to each person who qualifies as an outside director each year that such person is elected as a director of the Company. The exercise price of each option granted under the plan will be the fair market value (as reported on the Nasdaq National Market) of the Common Stock at the time the option is granted and may be paid either in cash, shares of Common Stock or a broker-assisted cashless transaction. Each option will be exercisable immediately, and will expire ten years from the date of grant.

         During the years ended December 31, 1998 and 1997, options on 15,000 shares were granted under this plan, leaving 70,000 options available for future grant under the plan as of December 31, 1998. The options granted during 1998 and 1997 have a term of ten (10) years and

                           COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



an exercise price of $10.88 per share, a price equal to the market price on the date of grant. The weighted average fair value, as calculated under the provisions of FAS 123, of the options granted in 1998 was $5.88 per share.

         Bonus Incentive Plan

         The Bonus Incentive Plan provides that the Compensation Committee of the Board of Directors each year may award bonuses in cash, Common Stock, or some combination thereof, to those officers, directors, employees and advisors of the Company or a subsidiary of the Company, who the Committee determines have contributed to the success of the Company. A total of 150,000 shares of Common Stock has been authorized and reserved for issuance under the plan, subject to adjustments to reflect changes in the Company's capitalization resulting from stock splits, stock dividends and similar events. All officers, directors, employees and advisors of the Company or a subsidiary of the Company who have completed a minimum of 180 days of service and are employed or retained by the Company or such subsidiary on the last day of the plan year are eligible to participate in the plan. Bonus awards will be determined based upon a number of factors, including performance and salary level of the participant and the financial performance of the Company and its subsidiaries. Bonuses, if any, will be awarded after review and upon approval of the Committee within 120 days after the end of each fiscal year, subject to the terms and conditions of the plan. No awards under the Bonus Incentive Plan were made during the year ended December 31, 1998.

         1996 Stock Option Plan

         The 1996 Stock Option Plan provides for the grant of both incentive stock options and non-qualifying stock options, as well as limited stock appreciation rights and supplemental bonuses, to the employees of the Company and its subsidiaries, including officers and directors who are salaried employees. A total of 4,000,000 shares of Common Stock has been authorized and reserved for issuance under the plan, subject to adjustments to reflect changes in the Company's capitalization resulting from stock splits, stock dividends and similar events. The plan is administered by the Compensation Committee. The Committee has the sole authority to interpret the plan, to determine the persons to whom the options will be granted, to determine the basis upon which the options will be granted, and to determine the exercise price, duration and other terms of the options to be granted under the plan; provided that (a) the exercise price of each option granted under the plan may not be less than the fair market value of the Common Stock on the date the option is granted (and for incentive stock options, 110% of fair market value if the employee is the beneficial owner of 10% or more the Company's voting securities), (b) the exercise price must be paid in cash, by surrendering previously owned shares of Common Stock upon the exercise of the option or by a promissory note or broker-assisted cashless exercise approved by the Compensation Committee, (c) the term of the option may not exceed ten years, and (d) no option is transferable other than by will, the laws of descent and distribution or pursuant to a qualified domestic relations order. Limited stock appreciation rights may be granted under the plan with respect to specified options, allowing the option holder to receive, in cash, the difference between the exercise price and the market value in the event of a change in control of the Company. The Committee may also grant supplemental bonuses under the plan which are cash bonuses not to exceed the amount of income tax liability incurred by a plan participant upon the exercise of a non-qualifying stock option or a limited stock appreciation right with respect to which the bonus was granted. The Board of Directors may amend without stockholder approval, in any respect other than any amendment that requires stockholder approval by law, and may modify any outstanding option, including the repricing of non-qualifying options, with the consent of the option holder. There are currently approximately 118 employees who are eligible to participate in the plan.

         No options were issued under this plan during 1998 or 1997. During 1996, the Company granted 711,750 stock options pursuant to the 1996 Stock Option Plan, of which 1,500 shares were exercised in 1997. There were 547,750 options available for future grant under the plan as of December 31, 1998. The options granted during 1996 have a term of ten (10) years and an exercise price of $12.50 per share, a price equal to the market price on the date of the grant. The weighted average fair value, as calculated under the provision of SFAS 123, of the options granted in 1996 was $6.73 per share.

                           COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The Company applies APB 25 and related Interpretations in accounting for its stock option awards. Accordingly, no compensation expense has been recognized for its stock option awards. If compensation expense for the stock option awards had been determined consistent with SFAS 123, the Company's net loss and net loss per share, for the year ended December 31, 1998 and 1997 would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

                            1998            1997            1996
                         ----------      ----------      ----------
Net Loss                 $ (100,331)     $  (37,740)     $   (6,285)

Net loss per share           (10.02)          (3.63)          (1.58)

         Under SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998 and 1997:

                               1998       1997       1996
                              -------    -------    -------
Risk-free interest rate         5.50%      6.25%      6.25%
Expected life                 5 years    5 years    5 years
Expected volatility               56%        80%        54%
Expected dividend yield            0%         0%         0%


(15)     RELATED PARTY TRANSACTIONS

         Certain members and officers of the Company have owned interests in and held positions with A&P Meter Service and Supply, Inc. ("A&P"), CSL, 511 Tex L.C. ("511 Tex"), and Valley.

         Advances from the Company to A&P have been consolidated into two promissory notes. The first note, which was originally executed December 31, 1994, totals $390,000, including accrued interest. The note bears interest at a floating rate equal to the "prime rate" plus 1.0%. No principal or interest payments are due until the maturity of the note at December 31, 2004. The note is secured by a second lien on A&P's accounts receivable, inventory and equipment. The second note is in the amount of $294,000, including accrued interest and is dated May 22, 1996. The note is unsecured and is payable upon demand. During 1998, the Company recorded a provision for the remaining unreserved balance of the notes receivable, to reflect the uncertainty of collection. During 1998, 1997 and 1996, the Company paid $574,971, $561,343 and $520,519, respectively, to A&P for goods and services provided.

         During 1996, the Company paid $517,352 to CSL for management fees and lease payments on equipment.

         During 1996, the Company paid $50,742 to 511 Tex for office rent.

         During 1996 the Company paid $484,000 to Valley for gas compression and salt water disposal charges. During 1996 Valley paid the Company $383,139 for operating costs of its salt water disposal wells and gas compressors.

         During 1996 the LLC paid $75,000 to NationsBank Capital Corp. for management fees. No management fees are due to NationsBank Capital Corp. for any period subsequent to the Offerings.


(16)     OIL AND GAS EXPENDITURES

         The following table reflects costs incurred in oil and gas property acquisition, exploration and development activities:

                           COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      YEARS ENDED DECEMBER 31,
                                ----------------------------------
                                  1998         1997         1996
                                --------     --------     --------
                                           (THOUSANDS)
Property acquisition costs:
  Proved                        $ 11,144     $ 25,731     $ 39,505
  Unproved                         2,668       32,415          721
Exploration                       32,603       16,194        6,760
Development                       15,192       43,942       17,723
                                --------     --------     --------
                                $ 61,607     $118,282     $ 64,709
                                ========     ========     ========



(17)     SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

         The estimates of proved oil and gas reserves, principally located in the United States, as of December 31, 1998, were prepared by Williamson Petroleum Consultants, Inc. ("Williamson") and W. Scott Epley, P.E. ("Epley"). Williamson prepared the reserves on the Company's significant properties, representing approximately 79% of PV-10. The remaining United States reserves and the reserves located in the Republic of Moldova were prepared by Epley. The estimates of proved oil and gas were prepared by the Company as of December 31, 1997. Williamson performed a review of approximately 72% of the Company's estimated United States reserves as of December 31, 1998 and 1997 (on a PV-10 basis) with the Moldova reserve estimates being prepared by W. Scott Epley, P.E.

         Reserves were estimated in accordance with guidelines established by the SEC and FASB which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. The Company has presented the United States reserve estimates utilizing an oil price of $9.50 per Bbl and a gas price of $1.75 per Mcf as of December 31, 1998 and an oil price of $15.29 per Bbl and a gas price of $2.20 per Mcf as of December 31, 1997. The Company has presented the Moldovan reserve estimates utilizing an oil price of $9.50 per Bbl and gas price of $2.15 per Mcf as of December 31, 1998, and an oil price of $16.00 per Bbl and a gas price of $2.08 per Mcf as of December 31, 1997.

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

                           COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                             UNITED STATES                MOLDOVA                   TOTAL
                                        ----------------------    ----------------------    ----------------------
                                         OIL AND      NATURAL       OIL AND     NATURAL      OIL AND      NATURAL
                                        CONDENSATE      GAS       CONDENSATE      GAS       CONDENSATE      GAS
                                         (MBbls)       (MMcf)       (MBbls)      (MMcf)      (MBbls)       (MMcf)
                                        ----------    --------    ----------    --------    ----------    --------
Total Proved Reserves:
Balance, January 1, 1996 ............      10,788       78,152           --           --       10,788       78,152
  Revisions of previous estimates ...       1,782        5,440           --           --        1,782        5,440
  Extensions and discoveries ........       1,169       13,581           --           --        1,169       13,581
  Production ........................      (1,726)      (9,205)          --           --       (1,726)      (9,205)
  Sales of reserves in place ........        (119)        (482)          --           --         (119)        (482)
  Purchases of minerals-in-place ....       5,106       32,786           --           --        5,106       32,786
                                         --------     --------     --------     --------     --------     --------
Balance, December 31, 1996 ..........      17,000      120,272           --           --       17,000      120,272
  Revisions of previous estimates ...      (3,651)       3,064           --           --       (3,651)       3,064
  Extensions and discoveries ........       2,465       58,888          395        1,318        2,860       60,206
  Production ........................      (2,175)     (14,698)          --           --       (2,175)     (14,698)
  Sales of minerals-in-place ........      (2,065)     (27,743)          --           --       (2,065)     (27,743)
  Purchases of minerals-in-place ....       2,983        7,536           --           --        2,983        7,536
                                         --------     --------     --------     --------     --------     --------
Balance, December 31, 1997 ..........      14,557      147,319          395        1,318       14,952      148,637
  Revisions of previous estimates ...      (5,878)     (34,464)         (51)        (245)      (5,929)     (34,709)
  Extensions and discoveries ........         155       46,969           --           --          155       46,969
  Production ........................      (1,938)     (17,140)          --           --       (1,938)     (17,140)
  Sales of minerals-in-place ........      (1,743)     (10,556)          --           --       (1,743)     (10,556)
  Purchases of minerals-in-place ....         179        6,657          343        1,074          522        7,731
                                         --------     --------     --------     --------     --------     --------
Balance, December 31, 1998 ..........       5,332      138,785          687        2,147        6,019      140,932
                                         ========     ========     ========     ========     ========     ========
Proved Developed Reserves:
  December 31, 1995 .................       8,566       57,393           --           --        8,566       57,393
  December 31, 1996 .................      14,018       90,023           --           --       14,018       90,023
  December 31, 1997 .................      10,646       84,558           --          359       10,646       84,917
  December 31, 1998 .................       3,911      107,386           57          709        3,968      108,095

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

                                                               YEARS ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            1998          1997          1996
                                                         ---------     ---------     ---------
                                                                      (THOUSANDS)
                                 UNITED STATES
Future cash flows ...................................    $ 304,780     $ 547,584     $ 887,100
Future costs:
  Production ........................................     (100,693)     (205,454)     (323,288)
  Development .......................................      (24,081)      (41,291)      (25,469)
                                                         ---------     ---------     ---------
Future net cash flows before income taxes ...........      180,006       300,839       538,343
Future income taxes .................................           --        31,249       144,836
                                                         ---------     ---------     ---------
Future net cash flows ...............................      180,006       269,590       393,507
10% annual discount for estimated timing of
  cash flows ........................................      (62,176)      (95,704)     (165,273)
                                                         ---------     ---------     ---------
Standardized measure of discounted net cash flows ...    $ 117,830     $ 173,886     $ 228,234
                                                         =========     =========     =========

                                    MOLDOVA
Future cash flows ...................................    $  11,144     $   9,063     $      --
Future costs:
  Production ........................................       (2,744)       (1,943)           --
  Development .......................................       (4,278)       (2,572)           --
                                                         ---------     ---------     ---------
Future net cash flows before income taxes ...........        4,122         4,548            --
Future income taxes .................................           --           951
                                                         ---------     ---------     ---------
Future net cash flows ...............................        4,122         3,597            --
10% annual discount for estimated timing of
  cash flows ........................................       (2,244)       (1,560)           --
                                                         ---------     ---------     ---------
Standardized measure of discounted net cash flows ...    $   1,878     $   2,037     $      --
                                                         =========     =========     =========

                           COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------------
                                                                    1998          1997            1996
                                                                 ---------      ---------      ---------
                                                                               (THOUSANDS)
                             TOTALS

Future cash flows ...........................................    $ 315,924      $ 556,647      $ 887,100
Future costs:
     Production .............................................     (103,437)      (207,397)      (323,288)
     Development ............................................      (28,359)       (43,863)       (25,469)
                                                                 ---------      ---------      ---------

Future net cash flows before income taxes....................      184,128        305,387        538,343
Future income taxes .........................................           --         32,200        144,836
                                                                 ---------      ---------      ---------
Future net cash flows .......................................      184,128        273,187        393,507
10% annual discount for estimated timing of
     cash flows .............................................      (64,420)       (97,264)      (165,273)
                                                                 ---------      ---------      ---------
Standardized measure of discounted net cash flows ...........    $ 119,708      $ 175,923      $ 228,234
                                                                 =========      =========      =========

         Changes in Standardized Measure of Discounted Future Net Cash Flows From Proved Reserves

                                                                         YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------------
                                                                    1998          1997            1996
                                                                 ---------      ---------      ---------
                                                                               (THOUSANDS)
                          UNITED STATES

Increase (decrease):
     Purchase of minerals-in place ..........................    $   8,329      $  22,753      $  49,966
     Extensions and discoveries and improved recovery, net
          of future production and development costs ........       13,743         69,140         25,910
     Accretion of discount ..................................       19,410         31,180         11,330
     Net change in sales prices net of production costs .....      (55,608)      (170,943)       108,160
     Changes in estimated future development costs ..........       10,843          2,515          4,187
     Revisions of quantity estimates ........................      (58,880)       (17,890)        29,485
     Net change in income taxes .............................       20,216         63,408        (83,570)
     Sales, net of production costs .........................      (35,414)       (42,271)       (32,146)
     Sales of minerals in place .............................      (11,821)       (29,975)        (1,330)
     Changes of production rates (timing) and other .........       33,126         17,735          2,946
                                                                 ---------      ---------      ---------
          Net increase (decrease) ...........................      (56,056)       (54,348)       114,938

     Standardized measure of discounted future
          net cash flows:
               Beginning of period ..........................      173,886        228,234        113,196
                                                                 ---------      ---------      ---------
               End of period ................................    $ 117,830      $ 173,886      $ 228,234
                                                                 =========      =========      =========

                           COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------
                                                                      1998          1997          1996
                                                                   ---------     ---------     ---------
                                                                               (THOUSANDS)
                                    MOLDOVA
Increase (decrease):
  Purchase of minerals-in place ...............................    $     939     $      --     $      --
  Extensions and discoveries and improved recovery, net
    of future production and development costs ................           --         2,576            --
  Accretion of discount .......................................          258            --            --
  Net change in sales prices net of production costs ..........         (992)           --            --
  Changes in estimated future development costs ...............          197            --            --
  Revisions of quantity estimates .............................         (510)           --            --
  Net change in income taxes ..................................          539          (539)           --
  Sales, net of production costs ..............................           --            --            --
  Sales of minerals in place ..................................           --            --            --
  Change of production rates (timing) and other ...............         (590)           --            --
                                                                   ---------     ---------     ---------
    Net increase (decrease) ...................................         (159)        2,037            --
  Standardized measure of discounted future net cash flows:
      Beginning of period .....................................        2,037            --            --
                                                                   ---------     ---------     ---------
      End of period ...........................................    $   1,878     $   2,037     $      --
                                                                   =========     =========     =========

                                     TOTALS
Increase (decrease):
  Purchase of minerals-in place ...............................    $   9,268     $  22,753     $  49,966
  Extensions and discoveries and improved recovery, net
    of future production and development costs ................       13,743        71,716        25,910
  Accretion of discount .......................................       19,668        31,180        11,330
  Net change in sales prices net of production costs ..........      (56,600)     (170,943)      108,160
  Changes in estimated future development costs ...............       11,040         2,515         4,187
  Revisions of quantity estimates .............................      (59,390)      (17,890)       29,485
  Net change in income taxes ..................................       20,755        62,869       (83,570)
  Sales, net of production costs ..............................      (35,414)      (42,271)      (32,146)
  Sales of minerals in place ..................................      (11,821)      (29,975)       (1,330)
  Change of production rates (timing) and other ...............       32,536        17,735         2,946
                                                                   ---------     ---------     ---------
    Net increase (decrease) ...................................      (56,215)      (52,311)      114,938
  Standardized measure of discounted future net cash flows:
      Beginning of period .....................................      175,923       228,234       113,296

      End of period ...........................................    $ 119,708     $ 175,923     $ 228,234
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

                           COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(18)     SUBSEQUENT EVENTS

         Pioneer Acquisition

         In September 1998, Costilla entered into an agreement with Pioneer Natural Resources USA, Inc. ("Pioneer") to acquire certain oil and gas properties (the "Pioneer Acquisition Properties") for $410 million. The sale was to be effective October 1, 1998 and close in December 1998. As part of this agreement, Costilla made a $25 million forfeitable deposit plus an additional $16 million would be paid if the transaction did not close in December 1998. In December 1998, the previous agreement was terminated and replaced by a new agreement. Pioneer retained the $25 million deposit and Costilla issued three million shares of its common stock valued at $11.3 million ($13 million agreed upon value between the parties) and relinquished its right to a property interest valued at $3 million to Pioneer. In return, Costilla executed a new agreement to purchase the Pioneer Acquisition Properties for $294 million. Such new transaction had a closing date of March 31, 1999 and an effective date of January 1, 1999. This agreement terminated on March 31, 1999, and Costilla and Pioneer then entered into a new agreement whereby Costilla would acquire certain of the Pioneer Acquisition Properties for $250 million. In connection with the new agreement, the Company issued to Pioneer one million shares of its common stock. The new agreement terminated by its terms on April 15, 1999, and no agreement is currently in effect with respect to this transaction. The Company intends to finance the purchase price through a combination of the issuance of securities of the Company, bank financing and the resale of a portion of the Pioneer Acquisition Properties or entering into joint venture drilling arrangements or other arrangements common in the oil and gas industry with respect to certain of the Pioneer Acquisition Properties.

         As of December 31, 1998, the Company had capitalized approximately $41 million, to oil and gas properties, related to the possible acquisition of properties from Pioneer. If the Company is unsuccessful in closing a transaction with Pioneer, all costs previously capitalized, related to the transaction, will be expensed including the value of the stock issued to Pioneer on March 31, 1999.