Form 10-Q
period 1999-03-31
COSTILLA ENERGY INC
filed 1999-05-17
CIK 1018980

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the transition period from _______ to _______


                           COMMISSION FILE NO. 0-21411

                                   ----------

                              COSTILLA ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

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

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X] NO [ ]


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 14, 1999 .....14,101,580


================================================================================

                              COSTILLA ENERGY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                              Page
                                                                                              ----
                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements
-------
                  Consolidated Balance Sheets as of March 31, 1999 (unaudited) and
                    December 31, 1998........................................................  3

                  Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 (unaudited)................................  4

                  Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (unaudited)................................  5

                  Notes to Consolidated Financial Statements (unaudited).....................  6

Item 2.           Management's Discussion and Analysis of Financial
-------             Condition and Results of Operations......................................  10

Item 3.
-------           Quantitative and Qualitative Disclosures About Market Risk.................  16


                           PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K...........................................  17
-------


Signatures...................................................................................  18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              COSTILLA ENERGY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               MARCH 31,      DECEMBER 31,
                                                                                 1999           1998
                                                                               ---------      ------------
                             ASSETS                                           (UNAUDITED)
    CURRENT ASSETS:
       Cash and cash equivalents                                               $   3,254      $   5,251
       Accounts receivable:
            Trade, net of allowance of $158 and $180, respectively                 2,859          4,547
            Oil and gas sales                                                      5,051          5,673
       Prepaid and other current assets                                            1,764          1,821
                                                                               ---------      ---------
               Total current assets                                               12,928         17,292
                                                                               ---------      ---------

    PROPERTY, PLANT AND EQUIPMENT, AT COST:
       Oil and gas properties, using the successful efforts
         method of accounting:
            Proved properties                                                    210,978        275,972
            Unproved properties                                                   15,717         38,941
       Accumulated depletion, depreciation and amortization                     (107,821)      (133,612)
                                                                               ---------      ---------
                                                                                 118,874        181,301
       Other property and equipment, net                                           4,003          4,252
                                                                               ---------      ---------
               Total property, plant and equipment                               122,877        185,553
                                                                               ---------      ---------

    OTHER ASSETS:
       Deferred charges                                                            6,233          6,447
       Other                                                                       1,641          1,662
                                                                               ---------      ---------
               Total other assets                                                  7,874          8,109
                                                                               ---------      ---------
                                                                               $ 143,679      $ 210,954
                                                                               =========      =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

    CURRENT LIABILITIES:
       Current maturities of long-term debt                                    $  28,079      $  40,101
       Trade accounts payable                                                     19,368         26,183
       Undistributed revenue                                                       2,860          3,419
       Deferred revenue                                                            2,880             --
       Other current liabilities                                                  10,151          5,923
                                                                               ---------      ---------
               Total current liabilities                                          63,338         75,626
                                                                               ---------      ---------
    LONG-TERM DEBT, LESS CURRENT MATURITIES                                      181,722        181,780
                                                                               ---------      ---------

    STOCKHOLDERS' EQUITY (DEFICIT):
       Preferred stock, $.10 par value (3,000,000 shares authorized;
         50,000 shares outstanding at March 31, 1999 and December 31, 1998             5              5
       Common stock, $.10 par value (100,000,000 shares authorized;
         13,101,580 shares outstanding at March 31, 1999 and
         12,751,930 shares outstanding at December 31, 1998)                       1,310          1,275
       Additional paid-in capital                                                 93,680         92,715
       Retained deficit                                                         (196,376)      (140,447)
                                                                               ---------      ---------
               Total stockholders' equity (deficit)                             (101,381)       (46,452)
                                                                               ---------      ---------
    COMMITMENTS AND CONTINGENCIES                                                     --             --
                                                                               ---------      ---------
                                                                               $ 143,679      $ 210,954
                                                                               =========      =========


          See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          ----------------------
                                                                            1999          1998
                                                                          --------      --------
   REVENUES:
     Oil and gas sales                                                    $ 12,764      $ 15,345
     Interest and other                                                         11           205
     Gain (loss) on sale of assets                                              (2)          337
                                                                          --------      --------
                                                                            12,773        15,887
                                                                          --------      --------
   EXPENSES:
     Oil and gas production                                                  6,005         6,785
     General and administrative                                              2,920         2,493
     Exploration and abandonments                                            1,119         3,151
     Depreciation, depletion and amortization                                5,182         6,059
     Loss on termination of purchase option                                 47,488            --
     Interest                                                                4,987         4,739

                                                                          --------      --------
                                                                            67,701        23,227
                                                                          --------      --------
       Loss before extraordinary item                                      (54,928)       (7,340)

       Extraordinary loss resulting from early extinguishment of debt           --          (299)
                                                                          --------      --------

   NET LOSS                                                               $(54,928)     $ (7,639)
                                                                          ========      ========
   CUMULATIVE PREFERRED STOCK DIVIDEND                                    $  1,000      $     --
                                                                          ========      ========
   LOSS BEFORE EXTRAORDINARY ITEM APPLICABLE TO COMMON EQUITY             $(55,928)     $ (7,340)
                                                                          ========      ========
   NET LOSS APPLICABLE TO COMMON EQUITY                                   $(55,928)     $ (7,639)
                                                                          ========      ========

   LOSS PER SHARE:
     Loss before extraordinary item                                       $  (4.36)     $  (0.73)

     Extraordinary loss resulting from early extinguishment of debt             --         (0.03)
                                                                          --------      --------
     NET LOSS                                                             $  (4.36)     $  (0.76)
                                                                          ========      ========

   WEIGHTED AVERAGE SHARES OUTSTANDING                                      12,814        10,073
                                                                          ========      ========


   See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          ----------------------
                                                                            1999          1998
                                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

    NET LOSS                                                              $(54,928)     $ (7,639)

    ADJUSTMENTS TO RECONCILE NET LOSS TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:

      Depreciation, depletion and amortization                               5,182         6,059
      Exploration and abandonments                                             202           194
      Amortization of deferred charges                                         156            97
      Loss on termination of purchase option                                46,985            --
      (Gain)/loss on sale of oil and gas properties                              2          (337)
      Extraordinary loss resulting from early  extinguishment of debt           --           299
      Gain on investment transactions                                           --            (5)
                                                                          --------      --------
                                                                            (2,401)       (1,332)
      Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                          1,230           (89)
         Decrease (increase) in other assets                                    78          (410)
         Increase (decrease) in accounts payable                            (6,837)       (1,783)
         Increase (decrease) in other liabilities                            4,227         4,489
         Increase (decrease) in deferred revenue                             2,880            --
                                                                          --------      --------
             Net cash provided by (used in) operating activities              (823)          875
                                                                          --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                     (3,618)      (30,768)
    Proceeds from sale of oil and gas properties                            14,493         2,500
    Additions to other property and equipment                                  (27)         (198)
                                                                          --------      --------
             Net cash provided by (used in) investing activities            10,848       (28,466)
                                                                          --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under long-term debt                                             --        95,000
    Payments of long-term debt                                             (12,022)      (62,520)
    Purchase of common stock                                                    --        (1,841)
    Deferred loan and financing costs                                           --        (3,190)
                                                                          --------      --------
             Net cash provided by (used in) financing activities           (12,022)       27,449
                                                                          --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (1,997)         (142)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               5,251         3,615
                                                                          --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  3,254      $  3,473
                                                                          ========      ========

See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The interim financial information as of March 31, 1999, and for the three months ended March 31, 1999 and 1998, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

         The following table sets forth the future volumes hedged by year and the strike prices of the option contracts at March 31, 1999:

                                         OIL       GAS        FIXED          THRESHOLD
                                        DAILY     DAILY       PRICE           PRICE
                                        VOLUME    VOLUME       PER             PER
                                        (BBLS)    (MMBTU)    BBL/MMBTU      BBL/MMBTU(a)
                                        ------    -------    ---------      -------------
   Oil:
            Apr. 99                     5,000         --     $    15.00     $    12.00
            May 99 - Dec. 99 (c)        2,000         --     $    15.00     $    13.50
            Jan. 00 - Dec. 00 (c)       2,000         --     $    16.50     $    14.00

   Gas:
            April 99 - Dec. 99 (b)         --     20,000     $     1.96         N/A
            May 99 - Aug. 99 (d)           --     20,000     $     2.10         N/A
            Sept. 99 - Dec. 99 (d)         --     20,000     $     2.30         N/A
            Jan. 00 - Dec. 00 (b)          --     45,000     $     2.20         N/A
            Jan. 01 - Dec. 01 (e)          --     20,000     $     2.30         N/A


(a) Any trading day when the NYMEX falls below the threshold price, the contract provides for no hedge for that day. When the NYMEX is above the threshold price but below the fixed price, the Counterparty pays Costilla. If the NYMEX is above the fixed price, Costilla pays the Counterparty.

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

(c) In April 1999, the 5,000 Bbls/day hedge was canceled and replaced with a hedge for 2,000 Bbls/day.

(d)           In April 1999, Costilla sold two calls for 20,000 Mmbtu/day.

(e) In April 1999, a hedge for the year 2001 was added. The purchaser may elect to cancel and have Costilla cash settle on this option on the last day of any month from June - September 1999.


         Interest Rate Swap Agreements. The Company had an interest rate swap agreement in place as of December 31, 1998, with a notional amount of $24 million and a fixed rate of 7.5%. The interest rate swap expired in January 1999.


3.  LONG TERM DEBT

         In August 1997, the Company entered into a credit agreement (the "Revolving Credit Facility") with Bankers Trust Company, as agent, to refinance its existing bank indebtedness and to finance a portion of the Ballard Acquisition purchase price. The Revolving Credit Facility provides for a maximum availability of $75.0 million, $28 million of which was borrowed at March 31, 1999 against an available borrowing base of $36 million at such date. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at a floating rate which is at or above the Lender's prime rate or above the applicable Eurodollar rate, depending on the percentage of committed funds which have been borrowed. Interest is payable quarterly as to base rate loans, and at the end of the applicable interest period as to Eurodollar loans. The borrowing base of the Revolving Credit Facility is automatically reduced by 5% each quarter beginning in August 1999, and payments of principal are required in each quarter in which the outstanding principal balance is greater than the reduced borrowing base. The remaining balance is payable on August 28, 2002, the maturity date of the Revolving Credit Facility. Under the Revolving Credit Facility, the Company is obligated to pay certain fees to the lender, including a commitment fee based on the unused portion of the commitment. The Revolving Credit Facility contains customary restrictive covenants (including restrictions on the payment of dividends and the incurrence of additional indebtedness) and requires the Company to maintain (i) a limit on the amount that current liabilities may exceed current assets and (ii) a ratio of

EBITDA to interest expense. Borrowings under the Revolving Credit Facility are secured by substantially all of the assets of the Company.

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

         In January 1998, the Company issued an additional $80 million aggregate principal amount of 10.25% Senior Notes due October 1, 2006 (the " 1998 Notes"). The notes were sold at a premium (102.5%) and interest is payable April 1 and October 1, commencing April 1, 1998. The 1998 Notes may not be redeemed prior to October 1, 2001, and thereafter at a premium reducing to par, plus interest, by maturity. The 1998 Notes are subject to the same terms and conditions as the Notes. Net proceeds from the sale of the 1998 Notes of approximately $78.8 million were used to substantially repay the Revolving Credit Facility, repay an additional credit facility and the remainder was used for general corporate working capital needs.


4.  CONVERTIBLE PREFERRED STOCK

         On June 3, 1998, the Company closed a private placement of 50,000 shares of its 7% (8% Paid in Kind) Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") to Enron Capital & Trade Resources Corp. and Joint Energy Development Investments II Limited Partnership for a purchase price of $50.0 million (the "Convertible Preferred Stock Offering"). Dividends accrue and are payable quarterly, commencing September 15, 1998, in cash, or in certain instances in shares of the Company's Common Stock. The dividend rate is 7% for dividends paid in cash and 8% for dividends paid in shares of Common Stock. The holders of the Preferred Stock may, at any time, convert shares of Preferred Stock into shares of the Company's Common Stock at a conversion price of $12.39 which, subject to certain adjustments, would result in the issuance of 4,035,513 shares of Common Stock upon conversion of the Preferred Stock. The Registrant may, at its option, redeem the shares of Preferred Stock after June 15, 2001, subject to certain limitations, for a premium reducing to par on June 15, 2004 and thereafter. Net proceeds from the Convertible Preferred Stock Offering were $48.0 million, of which $29.0 million was used to repay all but $0.5 million of the Revolving Credit Facility and the remainder was used for general corporate purposes.



5.  TERMINATION OF PIONEER ACQUISITION

         In September 1998, Costilla entered into an agreement with Pioneer Natural Resources USA, Inc. ("Pioneer") to acquire certain oil and gas properties (the "Pioneer Acquisition Properties") for $410 million. The sale was to be effective October 1, 1998 and close in December 1998. As part of this agreement, Costilla made a $25 million forfeitable deposit plus an additional $16 million would be paid if the transaction did not close in December 1998. In December 1998, the previous agreement was terminated and replaced by a new agreement. Pioneer retained the $25 million deposit and Costilla issued three million shares of its common stock and relinquished its right to a property interest. In return, Costilla executed a new agreement to purchase the Pioneer Acquisition Properties for $294 million. Such new transaction had a closing date of March 31, 1999, and an effective date of January 1, 1999. This agreement terminated on March 31, 1999, and Costilla and Pioneer then entered into a new agreement whereby Costilla would acquire certain of the Pioneer Acquisition Properties for $250 million. In connection with the new agreement, the Company issued to Pioneer one million shares of its common stock. Even with the new agreement, management believed the probability of successful completion of the Pioneer acquisition, subsequent to March 31, 1999 was questionable. Therefore, the related costs, none of which are recoverable, were expensed as of that date. The new agreement terminated by its terms on April 15, 1999.

         The loss on the termination of the Pioneer acquisition consists of the following:

                                                  (in thousands)
                                                  --------------
Cash Deposit                                         $25,000
4.0 million shares of Costilla common stock           13,700
Oil & gas property assigned to Pioneer                 3,558
Interest capitalized for acquisition                   1,012
Due diligence, legal, accounting and engineering       4,218
                                                     -------
       Total loss on termination of acquisition      $47,488
                                                     =======

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

         The following table sets forth certain operating data of Costilla for the periods presented:

                                                      Three Months Ended
                                                          March 31,
                                                   -----------------------
                                                     1999          1998
                                                   ---------     ---------
OIL AND GAS PRODUCTION:
      Oil (Mbbls)                                        359           544
      Gas (Mmcf)                                       4,783         3,432
      MMCFE (1)                                        6,937         6,695

AVERAGE SALES PRICES (2):
      Oil  (per Bbbl)                              $   10.38     $   15.37
      Gas (per Mcf)                                     1.89          2.03

COSTS PER MMCFE (1):
      Production  cost                             $    0.87     $    1.01
      Depreciation, depletion and amortization          0.75          0.90

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

         A costless collar establishes both a floor price and a ceiling for the commodity through the simultaneous purchase of a put option contract and the sale of a call option contract. Since the value of the put option and the call option offset at the time of their purchase, the collar is costless, therefore there are no premiums to amortize. If market prices of oil and gas decline below the strike price of put options, the options will be exercised, therefore increasing the effective price received for oil and gas sales by the proceeds received from the related option. Conversely, if market prices of oil and gas exceed the strike price of call options, the Company is obligated to pay the counterparty the difference between the market price and the strike price for the contact volumes, therefore, reducing the effective price received for oil and gas sales by the amount paid to the counterparty.

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

         The net effect of the Company's commodity hedging activities increased oil and gas revenues by $1,717,000 for the three month period ended March 31, 1999, and by $1,437,000 for the comparable period in 1998. In August 1998, the Company entered into fixed price swap contracts for the remainder of 1998 and for the calendar year 1999 covering 5,000 Bbls of oil per day. The contracts provided for a price of $16.40 per Bbl from January 1, 1999 through December 31, 1999. The referenced prices were based upon the price at which WTI traded on the NYMEX. These contracts did not provide a hedge for any trading days during the period on which the NYMEX price for WTI closed at $13.50 or less per Bbl during 1999. In February 1999, the terms of the 1999 contract were amended to provide for a fixed price of $15.00 per Bbl covering 5,000 Bbls of oil per day for February 1999 through December 1999, with no hedge on any trading days during the period when the NYMEX price for WTI closed at less than $12.00 per Bbl. In April 1999, this swap was canceled and replaced with another contract for 2,000 Bbls per day which provided for a price of $15.00 per Bbl for the period May 1999 through December 1999 and $16.50 per Bbl for the period January 2000 through December 2000. No hedge will be provided on any days that the NYMEX price for WTI closes at less than $13.50 during the 1999 period and $14.00 during 2000.

         In November 1998, the Company entered into fixed price swap contracts for a period of three years, beginning January 1, 1999, covering 25,000 Mmbtu of gas at prices of $2.40 per Mmbtu. The referenced gas price was based upon the price at which gas trades on the NYMEX. The counterparty had certain rights to extend the contract for up to 25,000 Mmbtu per day for up to two years through December 2003 at the above noted price. In February 1999 the three year fixed price swap contract was amended for a new period of March 1999 through December 2000 covering 45,000 Mmbtu of gas per day at a fixed price of $2.20 per Mmbtu. In March, 1999, the contract for the period March 1999 through December 1999, was liquidated resulting in cash proceeds to the Company of $3.2 million. In addition, a new contract was entered into covering 20,000 Mmbtu of gas per day at a fixed price of $1.96 per Mmbtu for the period March 1999 through December 1999. The referenced gas prices were based upon the price at which gas trades on the NYMEX. In April 1999, the Company sold calls for 20,000 Mmbtu per day for the periods May 1999 through August 1999, at a price of $2.10 per Mmbtu and September 1999 though December 1999, at a price of $2.30 per Mmbtu. Another swap was entered into in April for the period January 2001 though December 2001 at a price of $2.30 per Mmbtu. However, the counterparty may elect to have Costilla cash settle on this option on the last day of any month from June through September 1999.

         The Company utilized interest rate swap agreements to reduce the potential impact of increases in interest rates on floating-rate, long term debt. If market rates of interest experienced during the applicable swap term are below the rate of interest effectively fixed by the swap agreement, the rate of interest incurred by the Company will exceed the rate that would have been experienced under its then outstanding floating-rate indebtedness. The net effect of the Company's interest rate hedging activities decreased interest expense by $8,000 for the three months ended March 31, 1999, and increased interest expense by $3,000 for the comparable period of 1998. The Company had an interest rate swap agreement in place as of December 31, 1998, with a notional amount of $24 million and a fixed rate of 7.5%, which expired in January 1999.


RESULTS OF OPERATIONS


  Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,
  1998

         The Company's oil and gas revenues for the three months ended March 31, 1999 were $12,764,000, representing a decrease of $2,581,000 (17%) from revenues of $15,345,000 in 1998. Lower commodity prices accounted for a decrease in revenues of $3,213,000, and reduced oil volumes decreased revenues by $1,919,000. Increased gas production from wells drilled in south Texas partially offset the decrease in revenues from reduced oil production and lower prices by $2,551,000. The average oil price per barrel received in 1999 was $10.38 compared to $15.37 in 1998, a 32% decrease, and the average gas price received in 1999 was $1.89 compared to $2.03 in 1998, a 7% decrease.

         Oil and gas production was 6,937 MMcfe in 1999 compared to 6,695 MMcfe in 1998, a 4% increase. Actual oil production was down from 544,000 Bbls for the three months ended March 31, 1998, to 359,000 Bbls for 1999. However, gas production increased for the same period from 3,432 Mmcf to 4,783 Mmcf.

         Oil and gas production costs for the three month period ended March 31, 1999 were $6,005,000 ($0.87 per Mcfe), compared to $6,785,000 in 1998 ($1.01 per
Mcfe), representing a decrease of $780,000 (11%), due principally to lower production costs on newly completed wells and the sale of certain oil and gas properties in 1998.

         Loss on termination of purchase option relates to the termination of the Pioneer acquisition. At March 31, 1999, management believed the probability of successful completion of the acquisition was questionable. The costs, none of which are recoverable, were expensed as of that date. The $47,488,000 loss includes a cash payment of $25,000,000, the relinquishment of Costilla's right to a property interest of $3,558,000, 4,000,000 shares of common stock valued at $13,700,000 and capitalized interest, legal, accounting, engineering and due diligence costs of $5,230,000.

         General and administrative expenses for the three months ended March 31, 1999 were $2,920,000, representing an increase of $427,000 (17%) from 1998 of $2,493,000. The 1999 period included a one time bank fee of $720,000 which reduces the normal general and administrative expenses for the period to $2,200,000, a reduction of $293,000 (12%) from the 1998 period. The Company's agreement with Ballard Petroleum to reimburse Ballard for certain general and administrative expenses was terminated effective March 1, 1999 and is expected to result in a savings of approximately $124,000 per month. Subsequent to March 31, 1999 the Company further reduced its staff and related expenses by approximately $225,000 monthly, the effect of which will be realized beginning approximately June 1, 1999.

         Exploration and abandonment expense decreased to $1,119,000 for the three months ended March 31, 1999 compared to $3,151,000 in 1998. Dry hole and abandonment costs decreased to $373,000 in 1999 from $2,693,000 in 1998. The Company incurred $500,000 of seismic costs for the three months ended March 31, 1999, compared to $290,000 in the comparable period in 1998. The Company incurred $246,000 of other geological and geophysical costs during the three month period ended March 31, 1999 compared to $168,000 for the same period in 1998. The decrease in exploration and abandonments expense was primarily related to the Company's restricted exploratory drilling activities in 1999 compared to 1998.

         Depreciation, depletion and amortization ("D D & A") expense for the three month period ended March 31, 1999 was $5,182,000 compared to $6,059,000 for 1998, representing a decrease of $877,000 (14%). During the 1999 period, D D & A on oil and gas production was provided at an average rate of $0.75 per Mcfe compared to $0.90 per Mcfe for 1998. Of the total decrease, $1,004,000 was due to the lower DD&A rate. This reduction in the DD&A rate was due to less remaining basis in the oil and gas assets after the December 31, 1998, impairment. The total decrease was reduced by DD&A on greater volumes of $181,000 and higher depreciation and amortization on non oil and gas assets of $54,000.

         Interest expense was $4,987,000 for the three months ended March 31, 1999, compared to $4,739,000 for the comparable period in 1998. The $248,000 (5%) increase was attributable to a higher level of average outstanding indebtedness. The average amounts of applicable interest-bearing debt in 1999 and 1998 were $217,200,000 and $181,461,000, respectively. The effective annualized interest rate in 1999 was 9.18%, as compared to 10.45% in 1998.

         Results of operations for the three months ended March 31, 1999 include no extraordinary charges. Results for the comparable period ended March 31, 1998, included an extraordinary charge of $299,000. This extraordinary charge related to the early extinguishment of a bank credit facility and consisted of previously capitalized debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

Net Cash Provided By Operating Activities

         For the three months ended March 31, 1999, net cash used by operating activities was $0.8 million, decreasing from net cash provided by operating activities of $0.9 million for the comparable period in 1998. Cash provided by operations, before changes in operating assets and liabilities, decreased to a negative $2.4 million from a negative $1.3 million for the comparable period in 1998 due primarily to lower oil and gas prices.


Net Cash Used in Investing Activities

         Net cash provided by investing activities for the three months ended March 31, 1999 was $10.8 million. Approximately $14.5 million was provided by the sale of oil and gas properties. Cash used in investing activities was approximately $3.6 million with most of that for exploration and development activities. For the three months ended March 31, 1998, net cash used in investing activities was $28.5 million. Approximately $11.8 million was used for the acquisition of oil and gas properties, with $10.2 million going to Manti Resources ("Manti Acquisition"), approximately $19.0 million was used for exploration and development activities, $0.2 million was used for other property and $2.5 million was provided by sales of oil and gas properties.

Financing Activities

         For the three months ended March 31, 1999, the Company used approximately $12.0 million to repay bank debt. For the three months ended March 31, 1998, the Company incurred $95.0 million of debt, of which approximately $62.5 million was used to repay certain prior bank debt, $10.2 million was used for the Manti Acquisition and the remainder was used in connection with its exploration and development activities. In addition, the Company used approximately $1.8 million for the purchase of 169,500 shares of its common stock.

         The Company entered into the Revolving Credit Facility in August 1997. The Revolving Credit Facility provided for a maximum availability of $75.0 million, with a borrowing base at March 31, 1999 of $36.0 million, of which $28.0 was borrowed at March 31, 1999. The Company borrowed the remaining $8.0 million on April 1, 1999 to partially fund the $9.2 million interest payment to the Senior Note holders. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at a floating rate which is at or above the lender's prime rate or above the applicable Eurodollar rate, depending on the percentage of committed funds which have been borrowed. Interest is payable quarterly as to base rate loans, and at the end of the applicable interest period as to Eurodollar rate loans. The borrowing base of the Revolving Credit Facility is automatically reduced by 5% each quarter beginning in September 1999, and payments of principal are required in each such quarter in which the outstanding principal balance is greater than the reduced borrowing base. The remaining balance is payable on August 31, 2002, the maturity date of the Revolving Credit Facility.

         In January 1998 the Company issued $80 million of 10.25% Senior Notes due 2006 (the "Supplemental Notes Offering"). The net proceeds of the Supplemental Notes Offering were approximately $78.8 million. The Company used $30.0 million to repay an additional Credit Facility and $32.5 million to repay all but $0.5 million of the Revolving Credit Facility. In mid-January 1998 approximately $10.0 million of the remaining proceeds were used to fund the Manti Acquisition.

         On June 3, 1998 the Company closed a private placement of 50,000 shares of its 7% (8% Paid in Kind) Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") to Enron Capital & Trade Resources Corp. and Joint Energy Development Investments II Limited Partnership for a purchase price of $50.0 million (the "Convertible Preferred Stock Offering"). Dividends accrue and are payable quarterly, commencing September 15, 1998, in cash, or in certain instances in shares of the Company's Common Stock. The dividend rate is 7% for dividends paid in cash and 8% for dividends paid in shares of Common Stock. The holders of the Preferred Stock may, at any time, convert shares of Preferred Stock into shares of the Company's Common Stock at a conversion price of $11.99, subject to certain adjustments. The Registrant may, at its option, redeem the shares of Preferred Stock after June 15, 2001, subject to certain limitations, for a premium reducing to par on June 15, 2004 and thereafter. Net proceeds from the Convertible Preferred Stock Offering were $48.0 million, of which $29.0 million was used to repay all but $0.5 million of the Revolving Credit Facility and the remainder for general corporate purposes.


Capital Resources

         The Company will have extremely limited capital resources available to it during 1999. A recent amendment to the Credit Facility requires the Company to reduce the amount outstanding by $15.0 million during 1999, with $10.2 million of the mandated reduction being due and payable on June 1, 1999. Additionally, the outstanding balance under the Credit Facility at September 1999 will be payable in amortized quarterly principal payments beginning on September 30, 1999. The Company will be able to comply with these requirements only though asset dispositions and efforts to market certain of its oil and gas properties are currently underway. However, no assurance can be given that the Company will be successful in marketing oil and gas properties for amounts sufficient to meet the required repayment schedule. In addition, the Company had at March 31, 1999 and continues to have throughout the second quarter of 1999 a substantial working capital deficit, which was $22.3 million at March 31, 1999, excluding current maturities of long term debt. The Company will have to substantially reduce its operations to deal with its working capital deficit. The combination of required repayments under the Credit Facility, uncertainty with respect to future asset sales and the working capital deficit has caused the Company's independent accountants to add an explanatory paragraph to the Auditors Report accompanying the Company's December 31, 1998 financial statements. No assurance can be given that the Company's anticipated divestiture program and operational reductions will provide sufficient funds for the Company to meet its obligations as they become due.

         With the loss of the $25 million performance deposit upon failure of the Pioneer acquisition, the Company presently has no funds available under its Revolving Credit Facility. In March 1999, the Company sold properties previously acquired from Ballard Petroleum LLC to Ballard for $14.0 million. From these proceeds, $12.0 million was applied to the Revolving Credit Facility and the remainder was used for general purposes.


Capital Expenditures

         Due to matters discussed under "Capital Resources" above, the Company does not anticipate any significant amount of capital expenditures for 1999 until it has been successful in its divestiture strategy and has made or provided for the required repayments under the Credit Agreement, or has otherwise obtained an amendment to the Credit Agreement.

Recent Accounting Pronouncements

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; however, beginning June 16, 1998, companies may implement the statement as of the beginning of any fiscal quarter. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments, embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998.) The Company has not yet quantified the impact of adopting

SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133.

         YEAR 2000 - The Year 2000 ("Y2K") issue is the result of computerized systems being written to store and process the year portion of dates from and after January 1, 2000 in a manner which may result in systems failures. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing Y2K compliance could be significant to the Company's ability to manage and report operating activities. During 1998, the Company implemented a program to identify, evaluate and address Y2K risks to ensure that the Company's Information Technology ("IT") Systems and Non-IT Systems will be Y2K compliant. As a result, the third-party software vendor for the Company's integrated oil and gas information system has modified the system to accurately handle the Y2K Issue. All necessary programming modifications were tested and updated by February 28, 1999. From a cost viewpoint, these modifications were included in the routine updates the Company receives from its third-party software vendor as part of the systems support contract already in place. The Company has completed a preliminary assessment of all date-sensitive components related to its Non-IT Systems, which primarily consist of systems with embedded technology. Based upon this assessment, the Company has determined that there will be minimal modification required to become Y2K compliant. The Company will replace or modify all non-compliant Non-IT Systems as necessary.

         In addition to its own informational systems, the Company may also be effected by the Y2K compliance and readiness of third parties with whom the Company has a material business relationship. The Company has requested that such third parties, particularly its purchasers of production, advise the Company concerning their Y2K compliance on or before June 30, 1999.

         The Company has begun an analysis of the operational problems and costs that would be likely to result from the failure by the Company or significant third parties to complete efforts necessary to achieve Y2K compliance on a timely basis. A contingency plan has not been developed for dealing with the most likely worst case scenario, and such scenario has not yet been clearly identified. However, included among the potential "worst case" problems the Company could face would be the loss of electricity used to power well pumps and compressors that would result in wells being shut-in, or the inability of a third party gathering company or pipeline to accept oil or gas from wells or gathering lines which could also result in wells being shut-in. A disruption in production would result in the loss of income and delays of payments for oil and gas sales. The risk should be minimized by the Company's efforts to communicate with and evaluate third party compliance. The Company plans to complete such analysis by June 30, 1999.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Costilla's 1998 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of Costilla's potential exposure to market risks, including commodity price risk, interest rate risk and foreign currency risk. As of March 31, 1999, there have been no material changes in Costilla's market risk exposure from that disclosed in the 1998 Form 10-K.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

            Exhibit
            Number           Description of Exhibit
            -------          ----------------------
            *10.1            Purchase and Sale Agreement dated April 1, 1999 by
                             and between Costilla Energy, Inc. and Pioneer
                             Natural Resources USA, Inc. and Pioneer Resources
                             Producing, L.P.

            *10.2            Seventh Amendment to Amended and Restated Credit
                             Agreement dated as of March 9, 1999 between Bankers Trust Company, as Agent, Union Bank of
                             California, N.A., as Co-Agent and Costilla Energy,
                             Inc.

            *10.3            Eighth Amendment to Amended and Restated Credit
                             Agreement dated as of March 31, 1999 between Bankers Trust Company, as Agent, Union Bank of
                             California, N.A., as Co-Agent and Costilla Energy,
                             Inc.

            *10.4 Purchase and Sale Agreement dated February 2, 1999 between Costilla Energy, Inc. and Ballard
                             Petroleum LLC

            *27.1            Financial Data Schedule



*Filed herewith


REPORTS ON FORM 8-K

         None.

                               S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            COSTILLA ENERGY, INC.




Date:    May 17, 1999                     By:   /s/ BOBBY W. PAGE
                                                  ------------------------------
                                                  Bobby W. Page
                                                  Senior Vice President
                                                  and Chief Financial Officer

                               INDEX TO EXHIBITS


            Exhibit
            Number           Description of Exhibit
            -------          ----------------------
            *10.1            Purchase and Sale Agreement dated April 1, 1999 by
                             and between Costilla Energy, Inc. and Pioneer
                             Natural Resources USA, Inc. and Pioneer Resources
                             Producing, L.P.

            *10.2            Seventh Amendment to Amended and Restated Credit
                             Agreement dated as of March 9, 1999 between Bankers Trust Company, as Agent, Union Bank of
                             California, N.A., as Co-Agent and Costilla Energy,
                             Inc.

            *10.3            Eighth Amendment to Amended and Restated Credit
                             Agreement dated as of March 31, 1999 between Bankers Trust Company, as Agent, Union Bank of
                             California, N.A., as Co-Agent and Costilla Energy,
                             Inc.

            *10.4 Purchase and Sale Agreement dated February 2, 1999 between Costilla Energy, Inc. and Ballard
                             Petroleum LLC

            *27.1            Financial Data Schedule

* Filed herewith