Form 10-Q
period 1999-06-30
COSTILLA ENERGY INC
filed 1999-08-16
CIK 1018980

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the transition period from _______ to _______

                           COMMISSION FILE NO. 0-21411

                          ============================

                              COSTILLA ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                          ============================

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

                          ============================

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

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 13, 1999....14,101,580



================================================================================

                              COSTILLA ENERGY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS




                                                                                                 Page
                                                                                                 ----
                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
                    December 31, 1998........................................................     3

                  Consolidated Statements of Operations for the three and six months
                    ended June 30, 1999 and 1998 (unaudited).................................     4

                  Consolidated Statements of Cash Flows for the three and six months
                    ended June 30, 1999 and 1998 (unaudited).................................     5

                  Notes to Consolidated Financial Statements (unaudited).....................     6

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................................    10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.................    17


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings..........................................................    18

Item 3.           Defaults Upon Senior Securities............................................    18

Item 5.           Other Information..........................................................    18

Item 6.           Exhibits and Reports on Form 8-K...........................................    22

Signatures...................................................................................    23

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                              COSTILLA ENERGY, INC.


                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                               JUNE 30,       DECEMBER 31,
                                                                                 1999            1998
                                                                              ------------    ------------
                                          ASSETS                               (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents                                                  $      3,054    $      5,251
   Accounts receivable:
        Trade, net of allowance of $158 and $180, respectively                       3,889           4,547
        Oil and gas sales                                                            4,432           5,673
   Prepaid and other current assets                                                    527           1,821
                                                                              ------------    ------------

           Total current assets                                                     11,902          17,292
                                                                              ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Oil and gas properties, using the successful efforts
     method of accounting:
        Proved properties                                                          160,554         275,972
        Unproved properties                                                         14,131          38,941
   Accumulated depletion, depreciation and amortization                            (83,941)       (133,612)
                                                                              ------------    ------------

                                                                                    90,744         181,301
   Other property and equipment, net                                                 3,255           4,252
                                                                              ------------    ------------

           Total property, plant and equipment                                      93,999         185,553
                                                                              ------------    ------------

OTHER ASSETS:
   Deferred charges                                                                  6,019           6,447
   Other                                                                             1,690           1,662
                                                                              ------------    ------------
           Total other assets                                                        7,709           8,109
                                                                              ------------    ------------

                                                                              $    113,610    $    210,954
                                                                              ============    ============

        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Current maturities of long-term debt                                       $     29,453    $     40,101
   Trade accounts payable                                                            7,659          26,183
   Undistributed revenue                                                             2,924           3,419
   Deferred revenue                                                                  1,920              --
   Other current liabilities                                                         5,731           5,923
                                                                              ------------    ------------

           Total current liabilities                                                47,687          75,626
                                                                              ------------    ------------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                            181,665         181,780
                                                                              ------------    ------------

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.10 par value (3,000,000 shares authorized;
     50,000 shares outstanding at June 30, 1999 and December 31, 1998)                   5               5
   Common stock, $.10 par value (100,000,000 shares authorized;
     14,101,580 shares outstanding at June 30, 1999 and
     12,751,930 shares outstanding at December 31, 1998)                             1,410           1,275
   Additional paid-in capital                                                       96,030          92,715
   Retained deficit                                                               (213,187)       (140,447)
                                                                              ------------    ------------

           Total stockholders' deficit                                            (115,742)        (46,452)
                                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES                                                           --              --
                                                                              ------------    ------------

                                                                              $    113,610    $    210,954
                                                                              ============    ============


See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
                                                   ------------------------    ------------------------
                                                       1999          1998          1999          1998
                                                   ----------    ----------    ----------    ----------

REVENUES:
  Oil and gas sales                                $   12,288    $   16,670    $   25,052    $   32,015
  Interest and other                                        5           155            16           360
  Gain on sale of assets                                  253            --           251           337
                                                   ----------    ----------    ----------    ----------

                                                       12,546        16,825        25,319        32,712
                                                   ----------    ----------    ----------    ----------

EXPENSES:

  Oil and gas production                                4,713         7,441        10,718        14,226
  General and administrative                            2,446         2,577         5,366         5,070
  Exploration and abandonments                            412         2,078         1,531         5,228
  Depreciation, depletion and amortization              5,205         8,305        10,387        14,364
  Loss on termination of purchase option                   74            --        47,562            --
  Impairment of oil and gas properties                  9,154            --         9,154            --
  Loss on commodity transactions                        1,793            --         1,793            --
  Interest                                              5,560         5,094        10,547         9,833
                                                   ----------    ----------    ----------    ----------


                                                       29,357        25,495        97,058        48,721
                                                   ----------    ----------    ----------    ----------


     Loss before extraordinary item                   (16,811)       (8,670)      (71,739)      (16,009)

     Extraordinary loss resulting from early
         extinguishment of debt                            --            --            --          (299)
                                                   ----------    ----------    ----------    ----------


NET LOSS                                           $  (16,811)   $   (8,670)   $  (71,739)   $  (16,308)
                                                   ==========    ==========    ==========    ==========

CUMULATIVE PREFERRED STOCK DIVIDEND                $       --    $      307    $    1,000    $      307
                                                   ==========    ==========    ==========    ==========

LOSS BEFORE EXTRAORDINARY ITEM
  APPLICABLE TO COMMON EQUITY                      $  (16,811)   $   (8,977)   $  (72,739)   $  (16,316)
                                                   ==========    ==========    ==========    ==========

NET LOSS APPLICABLE TO COMMON EQUITY               $  (16,811)   $   (8,977)   $  (72,739)   $  (16,615)
                                                   ==========    ==========    ==========    ==========

LOSS PER SHARE:
  Loss before extraordinary item                   $    (1.20)   $    (0.90)   $    (5.42)   $    (1.63)


  Extraordinary loss resulting from early
     extinguishment of debt                                --            --            --         (0.03)
                                                   ----------    ----------    ----------    ----------

  NET LOSS                                         $    (1.20)   $    (0.90)   $    (5.42)   $    (1.66)
                                                   ==========    ==========    ==========    ==========


WEIGHTED AVERAGE SHARES OUTSTANDING                    14,025         9,981        13,423        10,027
                                                   ==========    ==========    ==========    ==========

         See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                               JUNE 30,                   JUNE 30,
                                                                        ----------------------    ----------------------
                                                                           1999         1998         1999         1998
                                                                        ---------    ---------    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

    NET LOSS                                                            $ (16,811)   $  (8,670)   $ (71,739)   $ (16,308)

    ADJUSTMENTS TO RECONCILE NET LOSS TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:

      Depreciation, depletion and amortization                              5,205        8,305       10,387       14,364
      Impairment of oil and gas properties                                  9,154           --        9,154           --
      Exploration and abandonments                                            147          165          349          262
      Amortization of deferred charges                                        156          287          312          481
      Loss on termination of purchase option                                   --           --       46,985           --
      Gain on sale of oil and gas properties                                 (253)          --         (251)        (337)
      Extraordinary loss resulting from early  extinguishment of debt          --           --           --          299
      (Gain)/loss on commodity transactions                                 1,793           (1)       1,793           (5)
                                                                        ---------    ---------    ---------    ---------

                                                                             (609)          86       (3,010)      (1,244)

      Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                           884        3,606        2,114        3,518
         Decrease (increase) in other assets                                  679          276          757           54
         Increase (decrease) in accounts payable                           (8,663)      (5,662)     (15,500)      (7,445)
         Increase (decrease) in other liabilities                          (4,420)      (2,158)        (193)       2,141
         Increase (decrease) in deferred revenue                             (960)          --        1,920           --
                                                                        ---------    ---------    ---------    ---------

             Net cash used in operating activities                        (13,089)      (3,852)     (13,912)      (2,976)
                                                                        ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to oil and gas properties                                    (1,557)     (17,706)      (5,175)     (48,474)
    Proceeds from sale of oil and gas properties                           15,540          658       30,033        3,158
    Additions to other property and equipment                                 (16)        (298)         (43)        (497)

                                                                        ---------    ---------    ---------    ---------

             Net cash provided by (used in) investing activities           13,967      (17,346)      24,815      (45,813)
                                                                        ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Borrowings under long-term debt                                         8,000       16,000        8,000      111,000
    Payments of long-term debt                                             (9,078)     (29,021)     (21,100)     (91,541)
    Proceeds from issuance of preferred stock, net                             --       47,957           --       47,957
    Purchase of common stock                                                   --           --           --       (1,841)
    Deferred loan and financing costs                                          --         (123)          --       (3,313)
                                                                        ---------    ---------    ---------    ---------

             Net cash provided by (used in) financing activities           (1,078)      34,813      (13,100)      62,262
                                                                        ---------    ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (200)      13,615       (2,197)      13,473

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              3,254        3,473        5,251        3,615
                                                                        ---------    ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $   3,054    $  17,088    $   3,054    $  17,088
                                                                        =========    =========    =========    =========


See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The interim financial information as of June 30, 1999, and for the six months ended June 30, 1999 and 1998, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

         The Company is an oil and gas exploration and production concern with properties located principally in South and East Texas and the Permian Basin regions of the United States.


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

         The following table sets forth the future volumes hedged by year and the strike prices of the contracts at June 30, 1999:


                                      OIL           GAS         FIXED             THRESHOLD
                                      DAILY        DAILY        PRICE               PRICE
                                     VOLUME       VOLUME         PER                 PER
                                     (BBLS)       (MMBTU)     BBL/MMBTU         BBL/MMBTU (A)
                                    --------     --------     ---------         -------------
Oil:
         July 99 - Dec. 99             2,000           --     $  15.00            $  13.50
         Jan. 00 - Dec. 00             2,000           --     $  16.50            $  14.00

Gas:
         July  99 - Dec. 99 (b)           --       20,000     $   1.96               N/A
         July 99 - Aug. 99 (c)            --       20,000     $   2.10               N/A
         Sept. 99 - Dec. 99 (c)           --       20,000     $   2.30               N/A
         Jan. 00 - Dec. 00 (b)            --       45,000     $   2.20               N/A
         Jan. 01 - Dec. 01 (d)            --       20,000     $   2.30               N/A

-------------------

(a) Any trading day when the NYMEX falls below the threshold price, the contract provides for no hedge for that day. When the NYMEX is above the threshold price but below the fixed price, the Counterparty pays Costilla. If the NYMEX is above the fixed price, Costilla pays the Counterparty.
(b) In February 1999, the three year fixed price swap contract was amended for a new period of March 1999 through December 2000 covering 45,000 Mmbtu of gas per day at a fixed price of $2.20 per Mmbtu. In February 1999 the contract for the period March 1999 through December 1999 was liquidated resulting in cash proceeds to the Company of $3.2 million, which has been recorded as deferred revenue and is being amortized over the remaining term of the contract. In addition, a new contract was entered into covering 20,000 Mmbtu of gas per day at a fixed price of $1.96 per Mmbtu for the period March 1999 through December 1999.
(c)      In April 1999, Costilla sold two calls for 20,000 Mmbtu/day.
(d) In April 1999, a swaption for the year 2001 was added. The counterparty may elect to have Costilla cash settle all remaining payment obligations on the last business day of each quarter from June 30, 1999 through September 30, 2000. Otherwise, notice of exercise of the Option by the Counterparty must be provided to Costilla by December 21, 2000.

         At June 30, 1999 the Company had sold one call contract which did not qualify as a hedge and had one oil contract which resulted in a partially overhedged position. The call contract and the overhedged portion of the oil contract were marked-to-market at June 30, 1999 and the related liability of $1,592,000 was recorded.

         At June 30, 1999 the total liability of the Company under all hedging arrangements, assuming the liquidation of all contracts, was approximately $11.3 million, which when combined with the amounts also incurred and past due pursuant to these contracts as of June 30, 1999 of $0.9 million, amounted to a total of $12.2 million. Since June 30, 1999 oil and gas prices have increased and the total liability has therefore continued to increase.

         Interest Rate Swap Agreements. The Company had an interest rate swap agreement in place as of December 31, 1998, with a notional amount of $24 million and a fixed rate of 7.5%. The interest rate swap expired in January 1999.

3. LONG TERM DEBT

         In August 1997, the Company entered into a credit agreement (the "Credit Facility") with Bankers Trust Company, as agent. The Credit Facility provides for a maximum availability of $75.0 million, $26.9 million of which was borrowed at June 30, 1999 against an available borrowing base of $26.9 million at such date. For 1998 and through March 1999, borrowings under the Credit Facility bear interest, at the Company's option, at a floating rate which was at or above the Lender's prime or Eurodollar rate, depending on the percentage of committed funds which had been borrowed. Beginning April 1, 1999, borrowings bear interest at a floating rate which is a specific amount above the Lender's prime rate. Interest is payable quarterly as to base rate loans. The Company is in default with respect to a principal payment of $2.7 million which was due August 10, 1999 and, in addition, does not anticipate making other scheduled principal payments of $3.25 million which are due in August 1999. An acceleration of all amounts due under the Credit Facility would result in an event of default under the indenture governing the 10 1/4% Senior Notes. The borrowing base of the Credit Facility is automatically reduced by 5% each quarter beginning in September 1999, and payments of principal are required in each quarter in which the outstanding principal balance is greater than the reduced borrowing base. The remaining balance is payable on August 28, 2002, the maturity date of the Credit Facility. Under the Credit Facility, the Company is obligated to pay certain fees to the lender, including a commitment fee based on the unused portion of the commitment. The Credit Facility contains customary restrictive covenants (including restrictions on the payment of dividends and the incurrence of additional indebtedness) and requires the Company to maintain
(i) a limit on the amount that current liabilities may exceed current assets and
(ii) a ratio of EBITDA to interest expense. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company.

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

         In January 1998, the Company issued an additional $80 million aggregate principal amount of 10.25% Senior Notes due October 1, 2006 (the " 1998 Notes"). The notes were sold at a premium (102.5%) and interest is payable April 1 and October 1, commencing April 1, 1998. The 1998 Notes may not be redeemed prior to October 1, 2001, and thereafter at a premium reducing to par, plus interest, by maturity. The 1998 Notes are subject to the same terms and conditions as the Notes. Net proceeds from the sale of the 1998 Notes of approximately $78.8 million were used to repay the Credit Facility, repay an additional credit facility and the remainder was used for general corporate working capital needs.


4. CONVERTIBLE PREFERRED STOCK

         On June 3, 1998 the Company closed a private placement of 50,000 shares of its 7% (8% Paid in Kind) Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") to Enron Capital & Trade Resources Corp. and Joint Energy Development Investments II Limited Partnership for a purchase price of $50.0 million (the "Convertible Preferred Stock Offering"). Dividends accrue and are payable quarterly, commencing September 15, 1998, in cash, or in certain instances in shares of the Company's Common Stock. The dividend rate is 7% for dividends paid in cash and 8% for dividends paid in shares of Common Stock. The holders of the Preferred Stock may, at any time, convert shares of Preferred Stock into shares of the Company's Common Stock at a conversion price of $11.94 which, subject to certain adjustments, would result in the issuance of 4,187,605 shares of Common Stock upon conversion of the Preferred Stock. The Company may, at its option, redeem the shares of Preferred

Stock after June 15, 2001, subject to certain limitations, for a premium reducing to par on June 15, 2004 and thereafter. Net proceeds from the Convertible Preferred Stock Offering were $48.0 million, of which $29.0 million was used to repay all but $0.5 million of the Credit Facility and the remainder for general corporate purposes.

         In June 1999, the Company notified the holders of the Preferred Stock that pursuant to the terms of Delaware General Corporation Law, the Company is legally prohibited from paying the dividend, which was otherwise payable on June 15, 1999 on the Preferred Stock either in cash or in shares of common stock, which constitutes an event of default. As a result, the holders of the preferred stock have the right to increase their representation on the Company's Board of Directors. At the present time, the holders of the Preferred Stock have not chosen to fill either of the two directorships to which they are currently entitled.

5. TERMINATION OF PIONEER ACQUISITION

         In September 1998, Costilla entered into an agreement with Pioneer Natural Resources USA, Inc. ("Pioneer") to acquire certain oil and gas properties (the "Pioneer Acquisition Properties") for $410 million. As part of this agreement, Costilla made a $25 million forfeitable deposit plus an additional $16 million would be paid if the transaction did not close in December 1998. In December 1998, the previous agreement was terminated and replaced by a new agreement. Pioneer retained the $25 million deposit and Costilla issued three million shares of its common stock and relinquished its right to a property interest. In return, Costilla executed a new agreement to purchase the Pioneer Acquisition Properties for $294 million. This agreement terminated on March 31, 1999, and Costilla and Pioneer then entered into a new agreement whereby Costilla would acquire certain of the Pioneer Acquisition Properties for $250 million. In connection with the new agreement, the Company issued to Pioneer one million shares of its common stock.. The new agreement terminated by its terms on April 15, 1999 and the related costs, none of which are recoverable, were expensed.

         The loss on the termination of the Pioneer acquisition consists of the following:


                                                                  (in thousands)
                                                                  --------------
Cash Deposit                                                      $       25,000
4.0 million shares of Costilla common stock                               13,700
Oil & gas property assigned to Pioneer                                     3,558
Interest capitalized for acquisition                                       1,012
Due diligence, legal, accounting and engineering                           4,292
                                                                  --------------
       Total loss on termination of acquisition                   $       47,562
                                                                  ==============


6. LEGAL PROCEEDINGS

         The Company is a defendant in a lawsuit styled GNK, Inc., et al v. Costilla Energy, Inc., et al, which has recently been tried to a jury in the 87th Judicial Court of Freestone County, Texas. The case resulted from a dispute over the ownership of certain undeveloped oil and gas leases in Freestone County, Texas. Prior to the trial, the Company had viewed the lawsuit as immaterial and believed that it would successfully defend the lawsuit. Notwithstanding the Company's belief, the jury awarded actual damages in favor of the Plaintiff and against the Company in the amount of $524,983, as well as exemplary damages against the Company in the sum of $5,000,000. The Company has submitted various motions, including a motion for Judgment. Notwithstanding the verdict to the trial court and, as of the date hereof, no judgment has been entered. The Company and its trial counsel believe that the jury's verdict was not supported by the evidence submitted at trial and that the trial court should grant its motion for entry of a Judgment in favor of the Company. In addition, if the Company is forced to appeal an adverse judgment in the case, the Company's trial counsel has advised the Company that the verdict will be overturned on appeal.

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

         The Company is currently in default with respect to its Credit Facility and is engaged in a comprehensive effort to reorganize its financial affairs. No assurance can be given that the Company will be successful in this effort.

      The following table sets forth certain operating data of Costilla for the periods presented:


                                                          Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
                                                      -------------------------     -------------------------
                                                         1999           1998           1999           1998
                                                      ----------     ----------     ----------     ----------
OIL AND GAS PRODUCTION:
     Oil (Mbbls)                                             227            505            586          1,049
     Gas (Mmcf)                                            4,508          4,130          9,291          7,562
     MMCFE (1)                                             5,870          7,160         12,807         13,856

AVERAGE SALES PRICES (1):
     Oil  (per Bbbl)                                  $    13.31     $    15.42     $    11.51     $    15.39
     Gas (per Mcf)                                          2.06           2.15           1.97           2.10

COSTS PER MCFE (2):
     Production  cost, including production taxes     $     0.80     $     1.04     $     0.84     $     1.03
     Production cost, excluding production taxes            0.63           0.89           0.69           0.88
     Depreciation, depletion and amortization               0.89           1.16           0.81           1.04
     General and administrative expenses                    0.42           0.36           0.42           0.37

--------------------------------------------

(1)      Before deduction of production taxes and net of any hedging results.
(2) MCFE represents equivalent Mcf of gas. In reference to oil, natural gas equivalents are determined using the ratio of one barrel of crude oil, condensate or natural gas liquids to six Mcf of natural gas. MMCFE represents one thousand Mcf of gas equivalent.

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

         The net effect of the Company's commodity hedging activities increased oil and gas revenues by $304,000 and $2,021,000 for the three and six month periods ended June 30, 1999 and increased oil and gas revenues by $2,700,000 and $4,137,000 for the comparable periods in 1998. In August 1998, the Company entered into fixed price swap contracts for the remainder of 1998 and for the calendar year 1999 covering 5,000 Bbls of oil per day. The contracts provided for a price of $16.40 per Bbl from January 1, 1999 through December 31, 1999. The referenced prices were based upon the price at which WTI traded on the NYMEX. These contracts did not provide a hedge for any trading days during the period on which the NYMEX price for WTI closed at $13.50 or less per Bbl during 1999. In February 1999, the terms of the 1999 contract were amended to provide for a fixed price of $15.00 per Bbl covering 5,000 Bbls of oil per day for February 1999 through December 1999, with no hedge on any trading days during the period when the NYMEX price for WTI closed at less than $12.00 per Bbl. In April 1999, this swap was cancelled and replaced with another contract for 2,000 Bbls per day which provided for a price of $15.00 per Bbl for the period May 1999 through December 1999 and $16.50 per Bbl for the period January 2000 through December 2000. No hedge will be provided on any days that the NYMEX price for WTI closes at less than $13.50 during the 1999 period and $14.00 during 2000.

         In November 1998, the Company entered into fixed price swap contracts for a period of three years, beginning January 1, 1999, covering 25,000 Mmbtu of gas at prices of $2.40 per Mmbtu. The referenced gas price was based upon the price at which gas trades on the NYMEX. The counterparty had certain rights to extend the contract for up to 25,000 Mmbtu per day for up to two years through December 2003 at the above noted price. In February 1999 the three year fixed price swap contract was amended for a new period of March 1999 through December 2000 covering 45,000 Mmbtu of gas per day at a fixed price of $2.20 per Mmbtu. In March, 1999, the contract for the period March 1999 through December 1999, was liquidated resulting in cash proceeds to the Company of $3.2 million. In addition, a new contract was entered into covering 20,000 Mmbtu of gas per day at a fixed price of $1.96 per Mmbtu for the period March 1999 through December 1999. The referenced gas prices were based upon the price at which gas trades on the NYMEX. In April 1999, the Company sold calls for 20,000 Mmbtu per day for the periods May 1999 through August 1999, at a price of $2.10 per Mmbtu and September 1999 through December 1999, at a price of $2.30 per Mmbtu. A swaption was entered into in April for the period January 2001 through December 2001 at a price of $2.30 per Mmbtu, which must be exercised by the Counterparty by December 21, 2000. However, the counterparty may elect to have Costilla cash settle on this option on the last day of any quarter from June through September 2000.

         At June 30, 1999 the Company had sold one call contract which did not qualify as a hedge and had one oil contract which resulted in a partially overhedged position. The call contract and the overhedged portion of the oil contract were marked-to-market at June 30, 1999 and the related liability of $1,592,000 was recorded.

         At June 30, 1999 the total liability of the Company under all hedging arrangements, assuming the liquidation of all contracts, was approximately $11.3 million, which when combined with the amounts also incurred and past due pursuant to these contracts as of June 30, 1999 of $0.9 million, amounted to a total of $12.2 million. Since June 30, 1999 oil and gas prices have increased and the total liability has therefore continued to increase.

RESULTS OF OPERATIONS


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         The Company's oil and gas revenues for the three months ended June 30, 1999 were $12,288,000, representing a decrease of $4,382,000 (26%) from revenues of $16,670,000 in 1998. Although oil prices improved, gas prices did decline in the second quarter of 1999 so that the increase in revenues resulting from a net increase in prices was $1,430,000 from 1998. Also, due to property sales, oil production declined and resulted in a decrease in revenues of $4,138,000. However, gas production increased with associated revenues of $722,000. The average net oil price per barrel received in 1999 was $13.31 compared to $15.42 in 1998, a 14% decrease, and the average net gas price received in 1999 was $2.06 per Mcf compared to $2.15 in 1998, a 4% decrease. Revenues received from oil and gas hedges were $304,000 in 1999 compared to $2,700,000 in 1998, a $2,396,000 (89%) decrease.

         Oil and gas production was 5,870 Mmcfe in 1999 compared to 7,160 Mmcfe in 1998, an 18% decrease. Gas production increased to 4,508 Mmcf in 1999 from 4,130 Mmcf in 1998 (9%). However, oil production decreased to 227,000 Bbls in 1999 from 505,000 in 1998 (55%). The major decrease in oil production was due to the Rocky Mountain properties that were sold which produced primarily oil.

         Gains on sales of assets were produced by the Company's divestiture plan during the quarter ended June 30, 1999. These gains consisted of the following:


                                                               Gain/(Loss)
                                                              (in thousands)
                                                             ---------------
Sale of miscellaneous assets                                 $           343
Sale of miscellaneous properties                                        (816)
Sale of foreign operations                                            (1,177)
Sale of Rocky Mountain properties                                      1,903
                                                             ---------------
             Total gain on sale of assets                    $           253
                                                             ===============


         Oil and gas production costs for the three month period ended June 30, 1999 were $4,713,000 ($.80 per Mcfe), compared to $7,441,000 in 1998 ($1.04 per
Mcfe), representing a decrease of $2,728,000 (37%), due principally to a combination of lower production costs on newly completed wells and the sale of certain oil and gas properties.

         General and administrative expenses for the three months ended June 30, 1999 were $2,446,000, representing a decrease of $131,000 (5%) from 1998 of $2,577,000. The decrease is due to a reduction in personnel and associated expenses.

         Exploration and abandonment expense decreased to $412,000 for the three months ended June 30, 1999 compared to $2,078,000 in 1998. Dry hole and abandonment costs decreased to $210,000 in 1999 from $1,301,000 in 1998. The Company incurred $18,000 of seismic costs for the three months ended June 30, 1999, compared to $334,000 in the comparable period in 1998. The Company incurred $184,000 of other geological and geophysical costs during the three month period ended June 30, 1999 compared to $442,000 for the same period in 1998. The decrease in exploration and abandonments expense was primarily related to the Company's curtailed drilling activities.

         Depreciation, depletion and amortization ("DD&A") expense for the three month period ended June 30, 1999 was $5,205,000 compared to $8,305,000 for 1998, representing a decrease of $3,100,000 (37%). During the 1999 period, DD&A on oil and gas production was provided at an average rate of $.89 per Mcfe compared to $1.16 per Mcfe for 1998. The total decrease was a result of property sales or less basis in remaining properties due to previous DD&A and impairments.

         Impairment of oil and gas properties for the three months ended June 30, 1999, was $9,154,000 compared to none for the same period of 1998. The impairment is primarily due to the near term expiration of acreage located in east Texas to which proved undeveloped reserves had been assigned. The Company does not intend to retain the acreage, and consequently impaired it at this time.

         The loss on commodity transactions for the three month period ended June 30, 1999, was $1,793,000 compared to none for the same period of 1998. The loss was due to the marked-to-market and the recording of a liability in the amount of $994,000 for a gas call contract and $599,000 for the portion of the oil contract which did not qualify as hedges. The remaining $200,000 was due to actual losses on the non-hedge contracts.

         Interest expense was $5,560,000 for the three months ended June 30, 1999, compared to $5,094,000 for the comparable period in 1998. The $466,000 (9%) increase was attributable to a combination of a higher interest rate on the bank debt and higher levels of average outstanding indebtedness. The average amounts of applicable interest-bearing debt in 1999 and 1998 were $212,736,000 and $197,615,000, respectively. The effective annualized interest rate in 1999 was 10.5%, as compared to 10.3% in 1998.


Six months Ended June 30, 1999 Compared to Six months Ended June 30, 1998

         The Company's oil and gas revenues for the six months ended June 30, 1999 were $25,052,000, representing a decrease of $6,963,000 (22%) from revenues of $32,015,000 in 1998. Lower commodity prices accounted for a decrease in revenues of $2,418,000. Lower oil production due to sold properties and normal production declines caused oil sales to decrease to 586,000 Bbls in 1999 from 1,049,000 Bbls in 1998. This reduced oil revenues by $5,449,000. However, gas production increased to 9,291,000 Mcf in 1999 from 7,562,000 Mcf in 1998, a 1,729,000 Mcf (23%) increase, which offset the above price and volume declines by $3,020,000. Hedging revenues decreased to $2,021,000 for 1999 from $4,137,000 in 1998, a $2,116,000 decrease (51%). The average net oil price per barrel received in 1999 was $11.51 compared to $15.39 in 1998, a 25% decrease, and the average net gas price received in 1999 was $1.97 compared to $2.10 in 1998, a 6% decrease. Oil and gas hedges cost $0.24 per barrel and produced revenue of $0.23 per Mcf for 1999. Revenues received from oil and gas hedges accounted for $3.57 per barrel and $0.05 per Mcf for the six months ended June 30, 1998.

         Oil and gas production was 12,804 Mmcfe in 1999 compared to 13,856 Mmcfe in 1998, an 8% decrease. Oil production decreased primarily as a result of property sales, and gas production increased due to the drilling activity conducted in 1998.

         Gain on sale of assets was $251,000 for the six months ended June 30, 1999 compared to a gain of $337,000 for 1998, representing a decrease of $86,000 (26%). For an analysis of the gains and losses during 1999, see the table provided above in the quarterly analysis.

         Oil and gas production costs for the six month period ended June 30, 1999 were $10,718,000 ($0.84 per Mcfe), compared to $14,226,000 in 1998 ($1.03 per Mcfe), representing a decrease of $3,508,000. The 25% decrease in the oil and gas production cost per Mcfe is due principally to a combination of lower production costs on newly completed wells in late 1998 and the sale of high cost oil and gas properties.

         General and administrative expenses for the six months ended June 30, 1999 were $5,366,000, representing an increase of $296,000 (6%) from 1998 of $5,070,000. The increase is primarily due to an increase in bank charges and legal fees which relate to the financial restructuring the Company is presently undergoing.

         Exploration and abandonment expense decreased to $1,531,000 for the six months ended June 30, 1999 compared to $5,228,000 in 1998. Dry hole and abandonment costs decreased to $583,000 in 1999 from $3,994,000 in 1998. The Company incurred $518,000 of seismic costs for the six months ended June 30, 1999, compared to $624,000 in the comparable period in 1998. The Company incurred $431,000 of other geological and geophysical costs during the six month period ended June 30, 1999 compared to $610,000 for the same period in 1998. The reduction in exploration and abandonments expense was primarily related to the Company's decreased exploratory drilling activities in 1999 compared to 1998.

         Depreciation, depletion and amortization ("DD&A") expense for the six month period ended June 30, 1999 was $10,387,000 compared to $14,364,000 for 1998, representing a decrease of $3,977,000 (28%). During the 1999 period, DD&A on oil and gas production was provided at an average rate of $0.81 per Mcfe compared to $1.04 per Mcfe for 1998. The decrease was a result of property sales or less basis in remaining properties due to previous DD&A and impairments.

         Loss on termination of purchase option relates to the termination of the Pioneer acquisition. The costs, none of which are recoverable, were expensed. The $47,562,000 loss includes a cash payment of $25,000,000, the relinquishment of Costilla's right to a property interest of $3,558,000, 4,000,000 shares of common stock valued at $13,700,000 and capitalized interest, legal, accounting, engineering and due diligence costs of $5,304,000. There was no comparable cost in 1998.

         Impairment of oil and gas properties for the six months ended June 30, 1999, was $9,154,000 compared to none for the same period of 1998. The impairment is primarily due to the near term expiration of acreage located in east Texas to which proved undeveloped reserves had been assigned. The Company does not intend to retain the acreage, and consequently impaired it at this time

         The loss on commodity transactions for the six month period ended June 30, 1999, was $1,793,000 compared to none for the same period of 1998. The loss was due to the marked-to-market and the recording of a liability in the amount of $994,000 for a gas call contract and $599,000 for the portion of the oil contract which did not qualify as hedges. The remaining $200,000 was due to actual losses on the non-hedge contracts.

         Interest expense was $10,547,000 for the six months ended June 30, 1999, compared to $9,833,000 for the comparable period in 1998. The $714,000 (7%) increase was attributable to higher levels of average outstanding indebtedness. The average amounts of applicable interest-bearing debt in 1999 and 1998 were $215,022,000 and $189,583,000, respectively. The effective annualized interest rate in 1999 was 9.8%, as compared to 10.4% in 1998.


LIQUIDITY AND CAPITAL RESOURCES

Net Cash Provided By Operating Activities

         For the six months ended June 30, 1999, net cash provided by operating activities decreased to a negative $13.9 million from a negative $3.0 million for 1998. Cash provided by operations, before changes in operating assets and liabilities, decreased to a negative $3.0 million from a negative $1.2 million for the comparable period in 1998 due primarily to lower oil and gas prices and property sales.


Net Cash Used in Investing Activities

         Net cash provided by investing activities for the six months ended June 30, 1999 was $24.8 million. Expenditures of $5.2 million were used for exploration and development activities and $43,000 was used for other property and equipment. Proceeds from the sale of various oil and gas properties resulted in gross cash from investing activities of $30.0 million.

Financing Activities

         For the six months ended June 30, 1999, the Company incurred $8.0 million of indebtedness under the Credit Facility which was used to pay the April 1 interest payment to holders of its 10 1/4% Senior Notes. Proceeds received from sales of properties and other assets were used to pay $21.1 million on the Credit Facility.

Capital Resources

         On August 10, 1999 the Company failed to make a $2.7 million principal payment required under the Credit Facility resulting in a default. The Company has additional scheduled principal payments of $3.25 million due in August 1999, which it does not anticipate making. The lenders may accelerate the maturity of all amounts due under the Credit Facility which amounted to $29.2 million at August 13, 1999. An acceleration of all amounts due under the Credit Facility would result in an event of default under the indenture governing the 10 1/4% Senior Notes. Any such acceleration could force the Company to seek protection under applicable bankruptcy laws. The Company intends to continue its discussions with the creditors and with third parties in an effort to reorganize its financial affairs. However, no assurance can be given that its efforts will be successful.

         The Company presently has no funds available under the Credit Facility. In March 1999, the Company sold properties previously acquired from Ballard Petroleum LLC to the purchaser for 14.0 million. From these proceeds, $12.0 million was applied to the Credit Facility and the remainder was used for general purposes. In the quarter ended June 30, 1999, the Company sold its Rocky Mountain properties along with other non-essential assets for $15.5 million. Of this amount, $9.1 million was paid on the Revolving Credit Facility.

Capital Expenditures

         Due to matters discussed under "Capital Resources" above, the Company does not anticipate any significant amount of capital expenditures for 1999 until its reorganization efforts have been concluded.

Recent Accounting Pronouncements

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on a hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

         In addition to its own informational systems, the Company may also be effected by the Y2K compliance and readiness of third parties with whom the Company has a material business relationship. The Company has requested that such third parties, particularly its purchasers of production, advise the Company concerning their Y2K compliance on or before September 30, 1999.

         The Company has begun an analysis of the operational problems and costs that would be likely to result from the failure by the Company or significant third parties to complete efforts necessary to achieve Y2K compliance on a timely basis. A contingency plan has not been developed for dealing with the most likely worst case scenario, and such scenario has not yet been clearly identified. However, included among the potential "worst case" problems the Company could face would be the loss of electricity used to power well pumps and compressors that would result in wells being shut-in, or the inability of a third party gathering company or pipeline to accept oil or gas from wells or gathering lines which could also result in wells being shut-in. A disruption in production would result in the loss of income and delays of payments for oil and gas sales. The risk should be minimized by the Company's efforts to communicate with and evaluate third party compliance. The Company plans to complete such analysis by September 30, 1999.

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





ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The interim information should be read and considered in conjunction with the information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Costilla's 1998 Annual Report on Form 10-K. Such information includes a description of Costilla's potential exposure to market risks, including commodity price risk, interest rate risk and foreign currency risk. For interim information as of June 30, 1999 please see NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Footnote 2, Derivative Financial Instruments, and Management's Discussion and Analysis of Financial Condition and Results of Operations, General.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         The Company is a defendant in a lawsuit styled GNK, Inc., et al v. Costilla Energy, Inc., et al, which has recently been tried to a jury in the 87th Judicial Court of Freestone County, Texas. The case resulted from a dispute over the ownership of certain undeveloped oil and gas leases in Freestone County, Texas. Prior to the trial, the Company had viewed the lawsuit as immaterial and believed that it would successfully defend the lawsuit. Notwithstanding the Company's belief, the jury awarded actual damages in favor of the Plaintiff and against the Company in the amount of $524,983, as well as exemplary damages against the Company in the sum of $5,000,000. The Company has submitted various motions, including a motion for Judgment Notwithstanding the Verdict to the trial court and, as of the date hereof, no judgment has been entered. The Company and its trial counsel believe that the jury's verdict was not supported by the evidence submitted at trial and that the trial court should grant its motion for entry of a Judgment in favor of the Company. In addition, if the Company is forced to appeal an adverse judgment in the case, the Company's trial counsel has advised the Company that the verdict will be overturned on appeal.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         The Company has been unable to conclude negotiations with its secured lenders in connection with an extension of payments due on August 10, 1999 under its Credit Facility and, as a result, has failed to make a scheduled principal payment of $2.7 million. In addition, the Company does not anticipate making additional scheduled principal payments of $3.25 million due in August 1999. The Company declined to accept a modification to its loan agreement that would have required payment of an amendment fee out of its otherwise available cash as a condition of obtaining an extension. The Company's bank group has not taken any action with respect to the default, and the Company believes that any action by the banks to accelerate the maturity of the bank debt is unlikely. However, no assurance can be given that the bank group will not accelerate maturity of all amounts due under the Credit Facility, which were $29.2 million at August 13, 1999. An acceleration of all amounts due under the Credit Facility would result in an event of default under the indenture governing the 10 1/4% Senior Notes.

ITEM 5. OTHER INFORMATION


PRINCIPAL PROPERTIES

         The following table sets forth certain information, as of July 1, 1999, which relates to the principal oil and gas properties owned by the Company by Region.

                                                            PROVED RESERVES
                                        ------------------------------------------------------
                                                                        TOTAL GAS   PERCENT OF
                                          GROSS       OIL       GAS     EQUIVALENT  TOTAL GAS
              REGION                      WELLS     (MBBLS)    (MMCF)     (MMCFE)   EQUIVALENT
----------------------------------      --------   --------   --------  ----------  ----------
South/East Texas..................           464        888     84,337      89,665        77.7%
Permian Basin.....................           375      1,837     13,755      24,777        21.5
Other - Domestic..................            26         32        752         944         0.8
                                        --------   --------   --------    --------    --------
Total.............................           865      2,757     98,844     115,386         100%
                                        ========   ========   ========    ========    ========

OIL AND GAS RESERVES

         The Company's estimated total proved reserves of oil and gas as of July 1, 1999 by category of proved reserves were as follows:

                                              OIL          GAS
                                            (MBBLS)       (MMCF)       MMCFE
                                           ----------   ----------   ----------
Proved developed producing..............        2,271       62,923       76,549
Proved developed non-producing..........          148       19,103       19,991
Proved undeveloped......................          338       16,818       18,846
                                           ----------   ----------   ----------
  Total proved..........................        2,757       98,844      115,386
                                           ==========   ==========   ==========

         The future net cash flows from the Company's estimated proved reserves, including the hedges in place, as of July 1, 1999 were as follows:

                                                               (in thousands)
                                                               --------------
Future net cash flows before income taxes...................   $      168,354
Future net cash flows before income taxes,
  discounted at 10%.........................................   $      105,726


         The following is a reconciliation of oil and gas reserves from December 31, 1998 to June 30, 1999.

                                           OIL         GAS
                                         (MBBLS)      (MMCF)      MMCFE
                                        ---------    --------   ---------
Balance, December 31, 1998                  5,332     138,755     170,749
Production                                   (586)     (9,291)    (12,807)
Sales of Minerals in place                 (3,605)    (12,955)    (34,586)
Purchase of Minerals in place                   0           0           0
Extensions & discoveries                        0         394         394
Revisions of previous estimates:
  Performance                                 214     (22,066)    (20,783)
  Pricing                                   1,401       4,007      12,413
                                        ---------    --------   ---------
                                            1,615     (18,059)     (8,370)
                                        ---------    --------   ---------

                                        ---------    --------   ---------
Balance June 30, 1999                       2,756      98,844     115,380
                                        =========    ========   =========

         The reserve estimates at July 1, 1999 were prepared by the Company, while estimates at December 31, 1998 were prepared by independent petroleum consultants.

OIL AND GAS EXPENDITURES

         The following table reflects costs incurred in oil and gas property acquisition, exploration and development activities:



                               SIX MONTHS ENDED
                                    JUNE 30
                                     1999
                                    -------
Property acquisition costs:
   Proved                           $    --
   Unproved                             985
Exploration                           1,757
Development                           1,749
                                    -------

                                    $ 4,491
                                    =======

         There are numerous uncertainties in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the Company. The reserve data set forth in this Form 10-Q are estimates only. Although the Company believes such estimates to be reasonable, reserve estimates are imprecise and should be expected to change as additional information becomes available. Furthermore, estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be exactly measured, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Moreover, there can be no assurance that the reserves set forth herein will ultimately be produced or that the proved undeveloped reserves will be developed within the periods anticipated. Variances from the estimates contained herein could be material. In addition, the estimates of future net revenues from proved reserves of the Company and the present value thereof are based upon certain assumptions about production levels, prices and costs, which may not be correct. The Company emphasizes with respect to such estimates that the discounted future net cash flows should not be construed as representative of the fair market value of the proved oil and gas properties belonging to the Company, because discounted future net cash flows are based upon projected cash flows that do not provide for changes in oil and gas prices or for escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. Actual results may differ materially from the results estimated.

         The Company utilized oil and gas prices (NYMEX index) of $19.28 and $2.33 respectively at June 30, 1999, compared to prices of $12.05 and $1.80 respectively, at December 31, 1998.

         While the Company's oil and gas reserves are attributable to in excess of 865 proved wells and locations, 39.7% of the Company's total proved reserves at July 1, 1999 were attributable to the Southwest Speaks Field in Lavaca County, Texas. Estimates of proved undeveloped reserves, as well as estimates made early in the productive life of a well, may be less reliable than reserve estimates attributable to wells which have longer production histories. Any downward revision of the reserve estimates attributable to the Southwest Speaks Field, or any interference in production from such Field, could have a material adverse affect on the Company's future cash flows and financial results. Reserve estimates attributable to the Southwest Speaks Field were revised downward by 18% at July 1, 1999 from December 31, 1998.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

                 Exhibit
                 Number           Description of Exhibit
                 -------          ----------------------

                 *10.1 Ninth Amendment to Amended and Restated Credit Agreement dated as of May 12, 1999 between Bankers Trust Company, as Agent, Union Bank of California, N.A., as Co-Agent and Costilla Energy, Inc.

                 *10.2 Tenth Amendment to Amended and Restated Credit Agreement dated as of May 27, 1999 between Bankers Trust Company, as Agent, Union Bank of California, N.A. as Co-Agent and Costilla Energy, Inc.

                 *10.3 Eleventh Amendment to Amended and Restated Credit Agreement dated as of June 17, 1999 between Bankers Trust company, as Agent, Union Bank of California, N.A., as Co-Agent and Costilla Energy, Inc.

                 *27.1              Financial Data Schedule



*        Filed herewith


REPORTS ON FORM 8-K

                  The Company filed a Current Report on Form 8-K on May 11, 1999 to report under Item 5 that the Company's Chief Executive Officer had left the Company effective April 27, 1999.

                               S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            COSTILLA ENERGY, INC.




Date: August 13, 1999                           By:  \s\ Bobby W. Page
                                                     ---------------------------
                                                     Bobby W. Page
                                                     Senior Vice President
                                                     and Chief Financial Officer

                                 Exhibit Index


                 EXHIBIT
                 NUMBER                 DESCRIPTION OF EXHIBIT
                 -------                ----------------------
                 *10.1              Ninth Amendment to Amended and Restated
                                    Credit Agreement dated as of May 12, 1999
                                    between Bankers Trust Company, as Agent,
                                    Union Bank of California, N.A., as Co-Agent
                                    and Costilla Energy, Inc.

                 *10.2              Tenth Amendment to Amended and Restated
                                    Credit Agreement dated as of May 27, 1999 between Bankers Trust Company, as Agent,
                                    Union Bank of California, N.A. as Co-Agent and Costilla Energy, Inc.

                 *10.3              Eleventh Amendment to Amended and Restated
                                    Credit Agreement dated as of June 17, 1999 between Bankers Trust company, as Agent, Union Bank of California, N.A., as Co-Agent and Costilla Energy, Inc.

                 *27.1              Financial Data Schedule



*        Filed herewith