Form 10-Q
period 1999-09-30
COSTILLA ENERGY INC
filed 1999-11-15
CIK 1018980

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                               YES  X  NO
                                   ---   ---

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF
NOVEMBER 12, 1999                                                    14,101,580

================================================================================

                              COSTILLA ENERGY, INC.
                           (DEBTOR - IN - POSSESSION)
                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                                                 Page
                                                                                                 ----

                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements

                  Consolidated Balance Sheets as of September 30, 1999 (unaudited) and
                    December 31, 1998........................................................     3

                  Consolidated Statements of Operations for the three and nine months
                    ended September 30, 1999 and 1998 (unaudited)............................     4

                  Consolidated Statements of Cash Flows for the three and nine months
                    ended September 30, 1999 and 1998 (unaudited)............................     5

                  Notes to Consolidated Financial Statements (unaudited).....................     6

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................................    10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.................    17


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings..........................................................    18

Item 3.           Defaults Upon Senior Securities............................................    18

Item 6.           Exhibits and Reports on Form 8-K...........................................    19

Signatures...................................................................................    20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              COSTILLA ENERGY, INC.
                           (DEBTOR - IN - POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                                          1999               1998
                                                                                     ---------------    ---------------
                                  ASSETS                                               (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                            $   3,894          $   5,251
     Accounts receivable:
         Trade, net of allowance of $158 and $0, respectively                                 1,967              4,547
         Oil and gas sales                                                                    7,647              5,673
     Prepaid and other current assets                                                           703              1,821
                                                                                          ---------          ---------

             Total current assets                                                            14,211             17,292
                                                                                          ---------          ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
     Oil and gas properties, using the successful efforts method of accounting:
         Proved properties                                                                  161,585            275,972
         Unproved properties                                                                 12,987             38,941
     Accumulated depletion, depreciation and amortization                                   (88,256)          (133,612)
                                                                                          ---------          ---------

                                                                                             86,316            181,301
     Other property and equipment, net                                                        2,637              4,252
                                                                                          ---------          ---------

             Total property, plant and equipment                                             88,953            185,553
                                                                                          ---------          ---------

OTHER ASSETS:
     Deferred charges                                                                         5,804              6,447
     Deferred hedge charges (Note 2)                                                         12,502                 --
     Other                                                                                    1,991              1,662
                                                                                          ---------          ---------
             Total other assets                                                              20,297              8,109
                                                                                          ---------          ---------

                                                                                          $ 123,461          $ 210,954
                                                                                          =========          =========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES NOT SUBJECT TO COMPROMISE:
     Long-term debt                                                                       $  45,940          $  40,101
     Trade accounts payable                                                                   2,241                 --
     Undistributed revenue                                                                    2,597              3,419
     Deferred revenue                                                                           960                 --
     Other current liabilities                                                                1,149                 --
                                                                                          ---------          ---------

             Total liabilities not subject to compromise                                     52,887             43,520
                                                                                          ---------          ---------

LIABILITIES SUBJECT TO COMPROMISE:
     Trade accounts payable                                                                   2,855             26,183
     Other current liabilities                                                                7,790              5,923
     Long-term debt                                                                         181,608            181,780
                                                                                          ---------          ---------

             Total liabilities subject to compromise                                        192,253            213,886
                                                                                          ---------          ---------

STOCKHOLDER'S DEFICIT:
     Preferred stock, $.10 par value (3,000,000 shares authorized;
       50,000 shares outstanding at September 30, 1999 and 1998)                                  5                  5
     Common stock, $.10 par value (100,000,000 shares authorized;
       14,101,580 shares outstanding at September 30, 1999 and
       12,751,930 shares outstanding at December 31, 1998)                                    1,410              1,275
     Additional paid-in capital                                                              96,030             92,715
     Retained deficit                                                                      (219,124)          (140,447)
                                                                                          ---------          ---------

             Total stockholders' deficit                                                   (121,679)           (46,452)
                                                                                          ---------          ---------

COMMITMENTS AND CONTINGENCIES                                                                    --                 --
                                                                                          ---------          ---------

                                                                                          $ 123,461          $ 210,954
                                                                                          =========          =========


See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.
                           (DEBTOR - IN - POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                                             ------------------------   -------------------------
                                                                               1999          1998          1999          1998
                                                                             ----------    ----------   -----------   -----------
           REVENUES:
             Oil and gas sales                                                $ 10,977      $ 16,809      $ 36,029     $  48,824
             Interest and other                                                     78           150            94           510
             Gain on sale of assets                                                 81             -           331           337
                                                                              --------      --------      --------     ---------

                                                                                11,136        16,959        36,454        49,671
                                                                              --------      --------      --------     ---------

           EXPENSES:

             Oil and gas production                                              3,601         6,982        14,320        21,208
             General and administrative                                          1,856         2,786         7,221         7,857
             Exploration and abandonments                                          473         2,108         2,004         7,336
             Depreciation, depletion and amortization                            3,752         7,533        14,139        21,896
             Loss on termination of purchase option                                219             -        47,781             -
             Impairment                                                            943             -        10,097             -
             Loss on commodity transactions                                      2,168             -         3,961             -
             Interest                                                            4,061         4,789        14,608        14,622
                                                                              --------      --------      --------     ---------

                                                                                17,073        24,198       114,131        72,919
                                                                              --------      --------      --------     ---------

                Income (loss) before extraordinary item                         (5,937)       (7,239)      (77,677)      (23,248)

                Extraordinary loss resulting from early
                    extinguishment of debt                                           -             -             -          (299)
                                                                              --------      --------      --------     ---------


           NET LOSS                                                           $ (5,937)     $ (7,239)     $(77,677)    $ (23,547)
                                                                              ========      ========      ========     =========

           CUMULATIVE PREFERRED STOCK DIVIDEND                                     $ -      $  1,000      $  1,000     $   1,307
                                                                              ========      ========      ========     =========

           LOSS BEFORE EXTRAORDINARY ITEM
             APPLICABLE TO COMMON EQUITY                                      $ (5,937)     $ (8,239)     $(78,677)    $ (24,555)
                                                                              ========      ========      ========    ==========

           NET LOSS APPLICABLE TO COMMON EQUITY                               $ (5,937)     $ (8,239)     $(78,677)    $ (24,854)
                                                                              ========      ========      ========    ==========


           LOSS PER SHARE:
             Loss before extraordinary item                                   $  (0.42)     $  (0.83)     $  (5.76)    $   (2.46)

             Extraordinary loss resulting from early
                 extinguishment of debt                                              -             -             -         (0.03)
                                                                              --------      --------      --------     ---------

             NET LOSS                                                         $  (0.42)     $  (0.83)     $  (5.76)    $   (2.49)
                                                                              ========      ========      ========     =========


           WEIGHTED AVERAGE SHARES OUTSTANDING                                  14,102         9,870        13,651         9,974
                                                                              ========      ========      ========     =========

            See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.
                           (DEBTOR - IN - POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                                     -------------------------     ---------------------------
                                                                        1999          1998            1999            1998
                                                                     -----------    ----------     -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

    NET LOSS                                                         $   (5,937)    $  (7,239)     $  (77,677)     $  (23,547)

    ADJUSTMENTS TO RECONCILE NET LOSS TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:

      Depreciation, depletion and amortization                            3,752         7,533          14,139          21,896
      Impairment of oil and gas properties                                  943             -          10,097               -
      Exploration and abandonments                                          192            61             540             323
      Amortization of deferred charges                                      156           156             469             637
      Amortization of deferred hedge charges                                533             -             533               -
      Loss on termination of purchase option                                  -             -          46,985               -
      (Gain)/loss on sale of oil and gas properties                         (81)            -            (331)           (337)
      Extraordinary loss resulting from early extinguishment of debt          -             -               -             299
      (Gain)/loss on commodity transactions                               2,168            (1)          3,961              (5)
                                                                     ----------     ---------      ----------      ----------
                                                                          1,726           510          (1,284)           (734)

      Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                      (1,399)         (489)            714           3,028
         Decrease (increase) in other assets                               (566)          359             192             518
         Increase (decrease) in accounts payable (including              (2,617)        6,367         (18,117)         (1,286)
                amounts subject to compromise)
         Increase (decrease) in other liabilities (including              4,977         4,701           4,784           6,945
                amounts subject to compromise)
         Increase (decrease) in deferred revenue                           (960)            -             960               -
                                                                     ----------     ---------      ----------      ----------
             Net cash provided by (used in) operating activities          1,161        11,448         (12,751)          8,471
                                                                     ----------     ---------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                    (414)      (43,342)         (5,590)        (91,816)
    Proceeds from sale of oil and gas properties                            585             -          30,617           3,158
    Additions to other property and equipment                                (7)         (202)            (50)           (698)
                                                                     ----------     ---------      ----------      ----------
             Net cash provided by (used in) investing activities            164       (43,544)         24,977         (89,356)
                                                                     ----------     ---------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under long-term debt                                           -        25,000           8,000         136,000
    Payments of long-term debt                                             (485)          (21)        (21,583)        (91,562)
    Proceeds from issuance of preferred stock, net                            -           (30)              -          47,927
    Purchase of common stock                                                  -        (3,539)              -          (5,379)
    Deferred loan and financing costs                                         -           (42)              -          (3,355)
                                                                     ----------     ---------      ----------      ----------
             Net cash provided by (used in) financing activities           (485)       21,368         (13,583)         83,631
                                                                     ----------     ---------      ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        840       (10,728)         (1,357)          2,746

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            3,054        17,089           5,251           3,615
                                                                     ----------     ---------      ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    3,894     $   6,361      $    3,894      $    6,361
                                                                     ==========     =========      ==========      ==========


          See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The interim financial information as of September 30, 1999, and for the nine months ended September 30, 1999 and 1998, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

     The Company is an oil and gas exploration and production concern with properties located principally in South and East Texas and the Permian Basin regions of the United States.

     On September 3, 1999 (the "Petition Date"), the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in order to facilitate the restructuring of the Company's debt. The filing was made in the U.S. Bankruptcy Court in Midland, Texas (the "Bankruptcy Court"). The Company continues to operate as a debtor-in-possession subject to the Bankruptcy Court's supervision and orders.

     The bankruptcy petition was filed in order to give the Company the opportunity to restructure its debt. The consummation of a plan of reorganization is the primary objective of the Company. The plan of reorganization will set forth the means for satisfying claims, including liabilities subject to compromise and interests in the Company. A plan of reorganization may result in, among other things, substantial dilution to or elimination of existing security holders as a result of the issuance of securities to creditors or new investors or sale of properties and distribution of proceeds. The Company is currently actively engaged in negotiations with certain potential purchasers, equity investors or merger partners and the Company intends to submit a plan of reorganization for consideration by the Bankruptcy Court as soon as practicable. The consummation of any plan of reorganization will require approval of the Bankruptcy Court.

     At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of the Company or on the interests of creditors or stockholders. As a result of the bankruptcy filing, most of the Company's liabilities incurred prior to the Petition Date are subject to compromise.

     The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon confirmation of a plan of reorganization, adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop oil and gas reserves.

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

         The following table sets forth the information regarding the hedging contracts through September 10, 1999 when the counterparty, Bankers Trust Company ("BTCO") liquidated all positions (see note (e) to table below).




                                             OIL         GAS         FIXED          THRESHOLD
                                            DAILY       DAILY        PRICE            PRICE
                                           VOLUME       VOLUME        PER              PER
                                           (BBLS)       (MMBTU)     BBL/MMBTU      BBL/MMBTU (a)
                                        -----------  ------------  ------------   -------------
Oil:
           July 99 - Dec. 99               2,000             --    $     15.00    $     13.50
           Jan. 00 - Dec. 00               2,000             --    $     16.50    $     14.00
Gas:
           July  99 - Dec. 99 (b)             --         20,000    $      1.96            N/A
           July 99 - Aug. 99 (c)              --         20,000    $      2.10            N/A
           Sept. 99 - Dec. 99 (c)             --         20,000    $      2.30            N/A
           Jan. 00 - Dec. 00 (b)              --         45,000    $      2.20            N/A
           Jan. 01 - Dec. 01 (d)              --         20,000    $      2.30            N/A



---------------------------------
     (a) Any trading day when the NYMEX falls below the threshold price, the contract provides for no hedge for that day. When the NYMEX is above the threshold price but below the fixed price, the Counterparty pays Costilla. If the NYMEX is above the fixed price, Costilla pays the Counterparty.
     (b) In February 1999, the three year fixed price swap contract was amended for a new period of March 1999 through December 2000 covering 45,000 Mmbtu of gas per day at a fixed price of $2.20 per Mmbtu. In February 1999 the contract for the period March 1999 through December 1999 was liquidated resulting in cash proceeds to the Company of $3.2 million. In addition, a new contract was entered into covering 20,000 Mmbtu of gas per day at a fixed price of $1.96 per Mmbtu for the period March 1999 through December 1999.
     (c)  In April 1999, Costilla sold two calls for 20,000 Mmbtu/day.
     (d) In April 1999, a swaption for the year 2001 was added. The counterparty may elect to have Costilla cash settle all remaining payment obligations on the last business day of each quarter from June 30, 1999 through September 30, 2000. Otherwise, notice of exercise of the Option by the Counterparty must be provided to Costilla by December 21, 2000.

     By notice dated September 10, 1999, BTCO elected an early termination of all outstanding transactions shown above. This early termination resulted in a claimed loss on all open positions of $15,856,974 and unpaid invoices of $3,605,420, for a total claimed obligation by Costilla to BTCO of $19,462,394, excluding interest, if any. The amount of the early termination claimed loss is being amortized over the original period of the hedge contracts in accordance with Statement of Accounting Standards No. 80.

3.   LONG TERM DEBT

     At the Petition Date, the Company was obligated under a credit agreement (the "Credit Facility") with Bankers Trust, as agent in the amount of $26.4 million. In addition, the Company is obligated to Bankers Trust Company in the claimed amount of $19.5 million for certain hedging obligations, including $15.9 million claimed for the early termination of all outstanding hedging positions. Amounts due under the Credit Facility are secured by substantially all of the assets of the Company. The amount due for the hedging obligations and the secured nature, if any, of that obligation remains subject to review by the Company.

     In October 1996, the Company issued $100 million principal amount of 10.25% Senior Notes due October 1, 2006 (the "Notes") and in January 1998 issued an additional $80 million principal amount, bringing the aggregate principal amount to $180 million. The Notes are general unsecured senior obligations of the Company and rank equally in right of payment with all other unsecured indebtedness of the Company. As a result of the Chapter 11 the Notes are subject to compromise.


4.   CONVERTIBLE PREFERRED STOCK

     On June 3, 1998 the Company closed a private placement of 50,000 shares of its 7% (8% Paid in Kind) Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") to Enron Capital & Trade Resources Corp. and Joint Energy Development Investments II Limited Partnership for a purchase price of $50.0 million (the "Convertible Preferred Stock Offering"). A plan of reorganization may result in, among other things, substantial dilution to or elimination of the Preferred Stock as a result of the issuance of securities to creditors and/or new investors.


5.   TERMINATION OF PIONEER ACQUISITION

     In September 1998, Costilla entered into an agreement with Pioneer Natural Resources USA, Inc. ("Pioneer") to acquire certain oil and gas properties (the "Pioneer Acquisition Properties") for $410 million. As part of this agreement, Costilla made a $25 million forfeitable deposit plus an additional $16 million would be paid if the transaction did not close in December 1998. In December 1998, the previous agreement was terminated and replaced by a new agreement. Pioneer retained the $25 million deposit and Costilla issued three million shares of its common stock and relinquished its right to a property interest. In return, Costilla executed a new agreement to purchase the Pioneer Acquisition Properties for $294 million. This agreement terminated on March 31, 1999, and Costilla and Pioneer then entered into a new agreement whereby Costilla would acquire certain of the Pioneer Acquisition Properties for $250 million. In connection with the new agreement, the Company issued to Pioneer one million shares of its common stock. The new agreement terminated by its terms on April 15, 1999 and the related costs, none of which are recoverable, were expensed. The Company is reviewing potential causes of action against Pioneer related to this transaction.

     The loss on the termination of the Pioneer acquisition consists of the following:

                                                                               (in thousands)
                                                                               ---------------
             Cash Deposit                                                      $       25,000
             Four million shares of Costilla common stock                              13,700
             Oil & gas property assigned to Pioneer                                     3,558
             Interest capitalized for acquisition                                       1,012
             Due diligence, legal, accounting and engineering                           4,511
                                                                               --------------
                    Total loss on termination of acquisition                   $       47,781
                                                                               ==============

6.   LEGAL PROCEEDINGS

     On August 18, 1999, the 87th Judicial Court of Freestone County, Texas entered a Judgment against the Company in a lawsuit styled GNK, Inc., et al v. Costilla Energy, Inc., et al. The case resulted from a dispute over the ownership of certain undeveloped oil and gas leases in Freestone County, Texas. The Court entered Judgment awarding the Plaintiff's actual damages against the Company in the approximate amount of $525,000, as well as exemplary damages against the Company in the sum of $5,000,000. Enforcement of this Judgment against the Company is subject to the Automatic Stay provided the Company due to its Chapter 11 filing. The Company has filed a Motion with the Court to allow the Automatic Stay to be lifted for the purpose of allowing the Company to prosecute an appeal of the Judgment. The Company's trial counsel has advised it that the Judgment will be overturned on appeal.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain operating data of Costilla for the periods presented:


                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                    September 30,
                                                   ------------------------------    ------------------------------
                                                        1999             1998             1999            1998
                                                   --------------   -------------    -------------   --------------

OIL AND GAS PRODUCTION:
      Oil (Mbbls)                                            124             461              710            1,510
      Gas (Mmcf)                                           4,280           4,814           13,571           12,376
      MMCFE (1)                                            5,027           7,580           17,831           21,436

AVERAGE SALES PRICES (1):
      Oil (per Bbbl)                                     $ 14.87         $ 14.96          $ 12.10          $ 15.26
      Gas (per Mcf)                                         2.13            2.06             2.02             2.08

COSTS PER MCFE (2):
      Production cost, including production taxes        $  0.72         $  0.92          $  0.80          $  0.99
      Production cost, excluding production taxes           0.57            0.80             0.66             0.85
      Depreciation, depletion and amortization              0.75            0.99             0.79             1.02
      General and administrative expenses                   0.37            0.37             0.41             0.37

----------------------------------
  (1) MCFE represents equivalent Mcf of gas. In reference to oil, natural gas equivalents are determined using the ratio of one barrel of crude oil, condensate or natural gas liquids to six Mcf of natural gas. MMCFE represents one thousand Mcf of gas equivalent.
  (2) Before deduction of production taxes and net of any hedging results.


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

     The net effect of the Company's commodity hedging activities decreased oil and gas revenues by $1,317,000 for the three month period ended September 30, 1999, increased oil and gas revenues by $705,000 for the nine month period ended September 30, 1999 and increased oil and gas revenues by $3,163,000 and $7,300,000 for the comparable periods in 1998.

     By notice dated September 10, 1999, BTCO elected an early termination of all outstanding hedging positions. This early termination resulted in a claimed loss on all open positions of $15,856,974 and claimed unpaid invoices of $3,605,420, for a total obligation by Costilla to BTCO of $19,462,394, excluding interest, if any.


RESULTS OF OPERATIONS


  Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     The Company's oil and gas revenues for the three months ended September 30, 1999 were $10,977,000, representing a decrease of $5,832,000 (35%) from revenues of $16,809,000 in 1998. The improvement in gross oil and gas prices, excluding the effect of hedging, during the third quarter of 1999 had a positive impact on revenues in the amount of $3,127,000 on comparable volumes from 1998. However, due to property sales, oil and gas production declined (see volumes discussion below) and reduced revenues by $4,479,000. The average net oil price per barrel received in 1999 was $14.87 compared to $14.96 in 1998, a 1% decrease, and the average net gas price received in 1999 was $2.13 per Mcf compared to $2.06 in 1998, a 3% increase. Oil and gas hedges were a negative $1,317,000 in 1999 compared to a positive $3,163,000 in 1998, a $4,480,000 (142%) decrease.

     Oil and gas production was 5,027 Mmcfe in 1999 compared to 7,580 Mmcfe in 1998, a 2,553 Mmcfe (34%) decrease. Gas production decreased to 4,280 Mmcf in 1999 from 4,814 Mmcf in 1998 (11%). However, oil production decreased to 124,000 Bbls in 1999 from 461,000 in 1998 (73%). The major decrease in oil production was due to the Rocky Mountain properties that were sold.

     Oil and gas production costs for the three month period ended September 30, 1999 were $3,601,000 ($0.72 per Mcfe), compared to $6,982,000 in 1998 ($0.92 per
Mcfe), representing a decrease of $3,381,000 (48%), due principally to the sale of higher cost Rocky Mountain oil and gas properties and continued cost containment by the Company.

     General and administrative expenses for the three months ended September 30, 1999 were $1,856,000, representing a decrease of $930,000 (33%) from 1998 of
$2,786,000. The decrease is primarily related to reductions in personnel and associated expenses due to workforce reductions in December 1998 and May 1999, offset somewhat by costs related to the Company's reorganization efforts of approximately $682,000 in the third quarter of 1999.

     Exploration and abandonment expense decreased to $473,000 for the three months ended September 30, 1999 compared to $2,108,000 in 1998. Dry hole and abandonment costs decreased to $293,000 in 1999 from $1,468,000 in 1998. There were no seismic costs for the three months ended September 30, 1999, compared to $177,000 in the comparable period in 1998. The Company incurred $180,000 of other geological and geophysical costs during the third quarter of 1999 compared to $463,000 for the same period in 1998. The decrease in exploration and abandonments expense was primarily related to the Company's curtailed drilling activities.

     Depreciation, depletion and amortization ("DD&A") expense for the three month period ended September 30, 1999 was $3,752,000 compared to $7,533,000 for 1998, representing a decrease of $3,781,000 (50%). During the 1999 period, DD&A on oil and gas production was provided at an average rate of $0.75 per Mcfe compared to $0.99 per Mcfe for 1998. The decrease was primarily a result of less basis in remaining properties due to property sales, prior periods DD&A and impairments.

     Impairment of oil and gas properties for the three months ended September 30, 1999, was $943,000 compared to none for the same period of 1998. The impairment was due to the near term expiration of acreage located in east Texas to which proved undeveloped reserves had been attributed.

     The loss on commodity transactions for the three month period ended September 30, 1999, was $2,168,000 compared to none for the same period of 1998. The loss was due to recording a liability for the mark-to-market value of a gas call contract and the portion of an oil contract which did not qualify as a hedge through August 31, 1999. For the quarter, the loss on the gas call was $232,000 and the oil swap was $995,000. Premiums for the call and the over-hedged portion of the oil contract were also accounted for as a loss on commodity transactions which amounted to $939,000. On September 10, 1999, the counterparty to the hedging transactions elected an early termination of the contracts due to Costilla's bankruptcy filing. The cash-out values of these contracts have been capitalized on the Balance Sheet as deferred hedge charges, and they will be amortized over the applicable period of such contracts. In the third quarter of 1999, $2,000 was amortized as a loss on commodity transactions compared to none in 1998.

     Interest expense was $4,061,000 for the three months ended September 30, 1999, compared to $4,789,000 for the comparable period in 1998. The $728,000 (15%) decrease was partially attributable to the Company, due to its Chapter 11 filing, discontinuing the accrual of interest on the 10 1/4% Senior Notes as of the Petition Date, which resulted in a savings of $1,435,000. Such savings were offset by additional interest expense on the secured debt due to higher outstanding balances and interest rates in 1999 as compared to 1998. The average amounts of applicable interest-bearing debt in 1999 and 1998 were $206,706,000 and $187,837,000, respectively. The effective annualized interest rate in 1999 was 7.9%, as compared to 10.2% in 1998.


  Nine months Ended September 30, 1999 Compared to Nine months Ended September 30, 1998

     The Company's oil and gas revenues for the nine months ended September 30, 1999 were $36,029,000, representing a decrease of $12,795,000 (26%) from revenues of $48,824,000 in 1998. Higher commodity prices accounted for an increase in oil revenues of $1,244,000 on comparable volumes in 1998. However, lower oil production due to properties sold and normal production declines caused oil sales to decrease to 710,000 Bbls in

1999 from 1,510,000 Bbls in 1998. This reduced oil revenues by $9,106,000. However, gas production increased to 13,571,000 Mcf in 1999 from 12,376,000 Mcf in 1998, a 1,195,000 Mcf (10%) increase, which offset the above oil price and volume declines and increased revenue by $1,664,000. Hedging revenues decreased to $705,000 for 1999 from $7,300,000 in 1998, a $6,595,000 decrease (90%). The average net oil price per barrel received in 1999 was $12.10 compared to $15.26 in 1998, a 21% decrease, and the average net gas price received in 1999 was $2.02 compared to $2.08 in 1998, a 3% decrease. Oil and gas hedges cost $1.03 per barrel and produced revenue of $0.11 per Mcf for 1999. Revenues received from oil and gas hedges produced revenue of $3.88 per barrel and $0.12 per Mcf for the nine months ended September 30, 1998.

     Oil and gas production was 17,831 Mmcfe in 1999 compared to 21,436 Mmcfe in 1998, a 17% decrease. Oil production decreased primarily as a result of property sales, but gas production increased due to the drilling activity conducted in 1998.

     Gain on sale of assets was $331,000 for the nine months ended September 30, 1999 compared to a gain of $337,000 for 1998, representing a decrease of $6,000. These gains consisted of the following:


                                          Gain/(Loss)
                                         (in thousands)
                                         --------------
Sale of miscellaneous assets             $         342
Sale of miscellaneous properties                  (681)
Sale of foreign operation                       (1,206)
Sale of Rocky Mountain properties                1,876
                                         -------------
         Total gain on sale of assets    $         331
                                         -------------


     Oil and gas production costs for the nine month period ended September 30, 1999 were $14,320,000 ($0.80 per Mcfe), compared to $21,208,000 in 1998 ($0.99 per Mcfe), representing a decrease of $6,888,000. The 19% decrease in the oil and gas production cost per Mcfe is due principally to a combination of lower production costs on newly completed wells in late 1998, the sale of higher cost Rocky Mountain oil and gas properties and continued cost containment by the Company.

     General and administrative expenses for the nine months ended September 30, 1999 were $7,221,000, representing a decrease of $636,000 (8%) from 1998 of $7,857,000. The decrease is primarily related to reductions in personnel and associated expenses due to workforce reductions in December 1998 and May 1999, offset somewhat by costs related to the Company's workforce reductions and reorganization efforts of approximately $1,925,000 since May 1999.

     Exploration and abandonment expense decreased to $2,004,000 for the nine months ended September 30, 1999 compared to $7,336,000 in 1998. Dry hole and abandonment costs decreased to $875,000 in 1999 from $5,461,000 in 1998. The Company had $518,000 of seismic costs for the nine months ended September 30, 1999, compared to $801,000 in the comparable period in 1998. The Company incurred $611,000 of other geological and geophysical costs during the nine month period ended September 30, 1999 compared to $1,074,000 for the same period in 1998. The reduction in exploration and abandonments expense was primarily related to the Company's decreased exploratory drilling activities in 1999 compared to 1998.

     Depreciation, depletion and amortization ("DD&A") expense for the nine month period ended September 30, 1999 was $14,139,000 compared to $21,896,000 for 1998, representing a decrease of $7,757,000 (35%). During the 1999 period, DD&A on oil and gas production was provided at an average rate of $0.79 per Mcfe compared to $1.02 per Mcfe for 1998. The decrease was a result of less basis in remaining properties due to property sales, previous DD&A and impairments.

     Loss on termination of purchase option relates to the termination of the Pioneer acquisition. The costs, none of which are recoverable, were expensed. The $47,781,000 loss includes a cash payment of $25,000,000, the relinquishment of Costilla's right to a property interest of $3,558,000, 4,000,000 shares of common stock valued at $13,700,000 and capitalized interest, legal, accounting, engineering and due diligence costs of $5,523,000. There was no comparable cost in 1998.

     Impairment of oil and gas properties for the nine months ended September 30, 1999, was $10,097,000 compared to none for the same period of 1998. The impairment is due to the near term expiration of acreage located in east Texas to which proved undeveloped reserves had been attributed.

     The loss on commodity transactions for the nine month period ended September 30, 1999, was $3,961,000 compared to none for the same period of 1998. The loss was due to recording a liability in the amount of $1,226,000 for a gas call contract and $1,593,000 for the portion of the oil contract which did not qualify as hedges. An additional $1,140,000 of loss was due to the premiums on the non-hedge contracts being accounted for as losses on commodity transactions. On September 10, 1999, the counterparty to the hedging transactions elected an early termination of the contracts due to Costilla's bankruptcy filing. The cash-out values of these contracts have been capitalized on the Balance Sheet as deferred hedge charges, and they will be amortized over the applicable period of such contract. In the third quarter of 1999, $2,000 was amortized as a loss on commodity transactions compared to none in 1998.

     Interest expense was $14,608,000 for the nine months ended September 30, 1999, compared to $14,622,000 for the comparable period in 1998. The $14,000 decrease was partially attributable to the Company, due to its Chapter 11 filing, discontinuing the accrual of interest on the 10 1/4% Senior Notes as of the Petition Date, which resulted in a savings of $1,435,000. Such savings were offset by additional interest expense on the secured debt due to higher outstanding balances and interest rates in 1999 as compared to 1998. The average amounts of applicable interest-bearing debt in 1999 and 1998 were $212,437,000 and $188,995,000, respectively. The effective annualized interest rate in 1999 was 9.2%, as compared to 10.3% in 1998.


LIQUIDITY AND CAPITAL RESOURCES

     On September 3, 1999 (the "Petition Date"), the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") in order to facilitate the restructuring of the Company's debt. The filing was made in the U.S. Bankruptcy Court in Midland, Texas (the "Bankruptcy Court"). The Company continues to operate as a debtor-in-possession subject to the Bankruptcy Court's supervision and orders.

     The bankruptcy petition was filed in order to give the Company the opportunity to restructure its debt. The consummation of a plan of reorganization is the primary objective of the Company. The plan of reorganization will set forth the means for satisfying claims, including liabilities subject to compromise and interests in the Company. A plan of reorganization may result in, among other things, substantial dilution to or elimination of existing security holders as a result of the issuance of securities to creditors or new investors or sale of properties and distribution of proceeds. The Company is currently actively engaged in negotiations with certain potential purchasers, equity investors or merger partners and the Company intends to submit a plan of reorganization for consideration by the Bankruptcy Court as soon as practicable. The consummation of any plan of reorganization will require approval of the Bankruptcy Court.

     At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of the Company or on the interests of creditors or stockholders. As a result of the bankruptcy filing, most of the Company's liabilities incurred prior to the Petition Date are subject to compromise.

     The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon confirmation of a plan of reorganization, adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop oil and gas reserves.

Net Cash Provided By Operating Activities

     For the nine months ended September 30, 1999, net cash provided by operating activities decreased to a negative $12.8 million from $8.5 million for 1998. Cash provided by operations, before changes in operating assets and liabilities, was a negative $1.3 million as compared to a negative $0.7 million in 1998.

Net Cash Used in Investing Activities

     Net cash provided by investing activities for the nine months ended September 30, 1999 was $25.0 million. Expenditures of $5.5 million were used for exploration and development activities and $50,000 was used for other property and equipment. Proceeds from the sale of various oil and gas properties resulted in gross cash from investing activities of $31.0 million.

Financing Activities

     For the nine months ended September 30, 1999, the Company incurred $8.0 million of indebtedness under the Credit Facility which was used to pay the April 1 interest payment to holders of its 10 1/4% Senior Notes. Proceeds received from sales of properties and other assets were used to pay $21.6 million on the Credit Facility.

Capital Resources

     Subsequent to the Petition Date, Costilla filed an Emergency Motion for Interim Order Authorizing Use of Cash Collateral (the "Cash Collateral Motion"), pursuant to which Costilla sought the use of the secured lenders' cash collateral in on-going operations. On September 10, 1999, the Bankruptcy Court signed a Preliminary Order Authorizing Use of Cash Collateral, thereby authorizing Costilla's use of cash collateral in accordance with a budget attached thereto. Since the preliminary order, the Bankruptcy Court has conducted a hearing on Costilla's continued use of cash collateral and on September 23, 1999, the Final Order Authorizing Use of Cash Collateral ("Cash Collateral Order") was signed and is the order under which the Company currently operates. To the extent that on-going expenses are for post-petition goods and services (after September 3, 1999), are within the ordinary course of business, and are reflected on the court-approved budget, Costilla is permitted to make such expenditures without further Bankruptcy Court order. Any expenditure, however, that is outside the ordinary course of business, or that is not reflected on the budget or not otherwise authorized by the Cash Collateral Order, must be specifically authorized by the Bankruptcy Court. The Company's cash balance as of October 31, 1999, was $9.2 million that can be used for operations pursuant to the terms of the Cash Collateral Order. The Cash Collateral Order expires on November 30, 1999. If the Company and the Bank Group and Bankers Trust Company all agree, the terms of the Cash Collateral Order may be extended to cover periods following November 30, 1999 without the need for a subsequent order of the Bankruptcy Court by the filing of a budget for such period with the Court, together with a statement that the Bank Group and Bankers Trust Company consent to such budget.

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

     YEAR 2000 - The Year 2000 ("Y2K") issue is the result of computerized systems being written to store and process the year portion of dates from and after January 1, 2000 in a manner which may result in systems failures. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing Y2K compliance could be significant to the Company's ability to manage and report operating activities. During 1998, the Company implemented a program to identify, evaluate and address Y2K risks to ensure that the Company's Information Technology ("IT") Systems and Non-IT Systems will be Y2K compliant. As a result, the third-party software vendor for the Company's integrated oil and gas information system has modified the system to accurately handle the Y2K Issue. All necessary programming modifications were tested and updated by February 28, 1999. Additionally, the Company successfully tested the Y2K modifications using Company data. From a cost viewpoint, these modifications were included in the routine updates the Company receives from its third-party software vendor as part of the systems support contract already in place. The Company has completed a preliminary assessment of all date-sensitive components related to its Non-IT Systems, which primarily consist of systems with embedded technology. Based upon this assessment, the Company has determined that there will be no modification required to become Y2K compliant.

     In addition to its own informational systems, the Company may also be effected by the Y2K compliance and readiness of third parties with whom the Company has a material business relationship. The Company has received notification of Y2K compliance from some of the major third parties and expects to receive additional responses before December 31, 1999.

     The Company has begun an analysis of the operational problems and costs that would be likely to result from the failure by the Company or significant third parties to complete efforts necessary to achieve Y2K compliance on a timely basis. A contingency plan has not been developed for dealing with the most likely worst case scenario, and such scenario has not yet been clearly identified. However, included among the potential "worst case" problems the Company could face would be the loss of electricity used to power well pumps and compressors that would result in wells being shut-in, or the inability of a third party gathering company or pipeline to accept oil or gas from wells or gathering lines which could also result in wells being shut-in. A disruption in production would result in the loss of income and delays of payments for oil and gas sales. The risk should be minimized by the Company's efforts to communicate with and evaluate third party compliance. The Company plans to complete such analysis by December 31, 1999.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The interim information should be read and considered in conjunction with the information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Costilla's 1998 Annual Report on Form 10-K. Such information includes a description of Costilla's potential exposure to market risks, including commodity price risk, interest rate risk and foreign currency risk. For interim information as of September 30, 1999 please see NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Footnote 2, Derivative Financial Instruments, and Management's Discussion and Analysis of Financial Condition and Results of Operations, General.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


     On August 18, 1999, the 87th Judicial Court of Freestone County, Texas entered a Judgment against the Company in a lawsuit styled GNK, Inc., et al v. Costilla Energy, Inc., et al. The case resulted from a dispute over the ownership of certain undeveloped oil and gas leases in Freestone County, Texas. The Court entered Judgment awarding the Plaintiff's actual damages against the Company in the approximate amount of $525,000, as well as exemplary damages against the Company in the sum of $5,000,000. Enforcement of this Judgment against the Company is subject to the Automatic Stay provided the Company due to its Chapter 11 filing. The Company has filed a Motion with the Court to allow the Automatic Stay to be lifted for the purpose of allowing the Company to prosecute an appeal of the Judgment. The Company's trial counsel has advised it that the Judgment will be overturned on appeal.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company's Chapter 11 filing created an event of default under the Company's Secured Credit Facility and under the Indenture governing the Company's 10 1/4% Senior Notes due 2006. Although the maturity of all amounts due under the Secured Credit Facility and the Indenture has been accelerated, enforcement of the claims is subject to the Automatic Stay provided pursuant to the Company's Chapter 11 filing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS



          Exhibit
          Number     Description of Exhibit
          ------     ----------------------

          *10.1      Twelfth Amendment to Amended and Restated Credit
                     Agreement dated as of August 16, 1999 between Bankers
                     Trust Company, as Agent and Costilla Energy, Inc.

          *27.1      Financial Data Schedule



*        Filed herewith


REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on September 13, 1999 to report under Item 3 that on September 3, 1999 the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code, and under Item 5 to report (i) that a judgement was entered against the Company in a lawsuit, and
(ii) that on August 16, 1999 the Company received notice from the Nasdaq Stock market that the Company's common stock would no longer be listed on the Nasdaq National Market.

                               S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COSTILLA ENERGY, INC.




Date:    November 13, 1999.                By: /s/ Bobby W. Page
                                               --------------------------
                                               Bobby W. Page
                                               Senior Vice President
                                               and Chief Financial Officer

                               INDEX TO EXHIBITS



          Exhibit
          Number     Description
          ------     -----------

          *10.1      Twelfth Amendment to Amended and Restated Credit
                     Agreement dated as of August 16, 1999 between Bankers
                     Trust Company, as Agent and Costilla Energy, Inc.

          *27.1      Financial Data Schedule


*  Filed herewith