Form 10-K
period 1999-12-31
COSTILLA ENERGY INC
filed 2001-04-02
CIK 1018980

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

               [x] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                400 WEST ILLINOIS, SUITE 900 MIDLAND, TEXAS 79701
               (Address of principal executive offices)    (Zip code)

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
                                             YES          NO    X
                                                 --------    --------


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

There is no current public market for the registrant's Common Stock.

There are zero shares of registrant's Common Stock currently outstanding. All such shares were canceled as of the effective date of the registrant's Chapter 11 Bankruptcy Plan as described herein.

================================================================================

                              COSTILLA ENERGY, INC.

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I.

Items 1 and 2.        Business and Properties.                                                      1

Item 3.               Legal Proceedings.                                                            6

Item 4.               Submission of Matters to a Vote of Security Holders.                          7

PART II.

Item 5.               Market for the Registrant's Common Equity and
                      Related Stockholder Matters.                                                  8

Item 6.               Selected Financial Data.                                                      9

Item 7.               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                         10

Item 8.               Financial Statements and Supplementary Data.                                 17

Item 9.               Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure.                                                        17

PART III.

Item 10.              Directors and Executive Officers of the Registrant.                          18

Item 11.              Executive Compensation.                                                      18

Item 12.              Security Ownership of Certain Beneficial Owners and Management.              18

Item 13.              Certain Relationships and Related Transactions.                              18

PART IV.

Item 14.              Exhibits, Financial Statement Schedules and Reports on Form 8-K.             19

SIGNATURES                                                                                         22

                                     PART I


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-K may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that Costilla Energy, Inc. ("Costilla" or the "Company") expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. These statements are based on certain assumptions and analysis made by the Liquidating Trustee (as defined herein) in light of his perception of current conditions, expected future developments, advice of professionals and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the outcome of litigation, changes in laws or regulations and other factors, many of which are beyond the control of the Company.

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

BACKGROUND AND RECENT DEVELOPMENTS

         Costilla filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Texas, Midland Division (the "Bankruptcy Court") on September 3, 1999. After that time, the Company operated its business as a debtor in possession under the Bankruptcy Code, including the filing of monthly operating reports containing unaudited financial information with the Bankruptcy Court.

         In February, 2000, the Company filed an initial plan of reorganization and disclosure statement. The disclosure statement contained certain unaudited financial information for the year ended December 31, 1999. The Company filed with the Securities and Exchange Commission (the "Commission") a Current Report on Form 8-K on March 3, 2000 attaching as an exhibit a copy of its operating report that it filed with the Bankruptcy Court for the period ended December 31, 1999, which set forth the unaudited financial information that was contained in the initial disclosure statement. Unaudited financial statements for the period ended December 31, 1999 are also included in this Form 10-K.

         On June 9, 2000, the Bankruptcy Court entered an order approving the sale of substantially all of the Company's oil and gas properties to Louis Dreyfus Natural Gas Corp. (the "Dreyfus Sale"). The base price for such properties was $133,250,000, subject to certain price adjustments pursuant to the asset purchase agreement between the parties. The sale was closed on June 15, 2000. As a result of the transaction, the Company received approximately $129,000,000 in cash at closing, and has received an additional sum of approximately $1,600,000 from approximately $2,000,000 which was escrowed with respect to asserted title defects.

         Following the sale of substantially all of its oil and gas properties, the Company took steps to reduce its general administrative and overhead costs in light of its reduced operations by, among other things, reducing its office space and number of employees to a level necessary to conduct post-closing sale matters and other continuing business operations in the bankruptcy.

         On September 15, 2000, the Bankruptcy Court approved and confirmed the Company's Plan of Reorganization (Liquidation) as Restated to Reflect All Amendments and Modifications (the "Plan"), effective October 1, 2000. The Plan provides, among other things, for the distribution of certain of the net proceeds from the Dreyfus Sale to the creditors, for the creation of certain trusts to liquidate and distribute the remaining assets of the Company and for the cancellation of all of the Company's common stock, preferred stock and other equity interests. These material features of the Plan may be summarized as follows:

         o With respect to the distribution of the Dreyfus Sale proceeds, the estimated recovery for the various classes of claims under the Chapter 11 Plan as set forth in the Disclosure Statement With Respect to Debtor's Plan of Reorganization (Liquidation), as Amended, dated July 28, 2000 (the "Disclosure Statement"), are as follows (assuming net proceeds available for distribution of approximately $116,000,000 as provided in the Disclosure Statement and other assumptions provided therein): secured claims, 100%; administrative and priority claims, 100%; administrative convenience unsecured claims, 100%; general unsecured claims including the Company's 10 1/4% Senior Notes due 2006, 44%; and equity interests, 0. The amount available for distribution is subject to adjustments related to post-confirmation liquidation expenses and activities and reserves established therefore. Two distributions aggregating approximately 46% of the claim amounts have been made to the holders of general unsecured claims. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations."

         o The Plan creates The Costilla Liquidating Trust (the "Liquidating Trust"), and by operation of the confirmation order, approving the Plan, the Liquidating Trust has possession of and title to all of the Company's property. A trustee of the Liquidating Trust (the "Liquidating Trustee") has been appointed as provided in the Bankruptcy Court's order approving and confirming the Plan and has the power and authority to complete the liquidation of the remaining assets of the Company, including without limitation, the prosecution of claims, objections, preferential transfer claims and other lawsuits. The Liquidating Trustee is further authorized to take any action on behalf of the Company that would otherwise require the approval of shareholders, directors or officers of the Company without obtaining such approval. All of the officers and directors of the Company resigned prior to the effective date of the Plan (October 1, 2000). The Plan also provides for the creation of a separate directors' and officers' litigation trust with a separate trustee to investigate and pursue, if appropriate, any claims that the Company believes it may have against its former directors and officers.

         o All of the outstanding equity interests of the Company, including the Company's common stock and preferred stock and any options or other rights related thereto, were canceled pursuant to the terms of the Plan as of its effective date. Holders of equity interests are not entitled to any distributions under the Plan, unless all of the creditors are paid in full, with interest, and all of the costs and expenses of the trusts have been paid. Any such distribution would be made to the shareholders of the Company as of the effective date of the Plan in the order of the rights of such shareholders (i.e., first, to the preferred shareholders, and then, to the common shareholders). There were 50,000 shares of the Company's preferred stock and 14,101,580 shares of the Company's common stock outstanding on October 1, 2000, the effective date of the Plan. The Company believes that it is highly unlikely that any distributions will be made to the holders of equity interests of the Company.

         As a result of the foregoing, the Company will not have any future business operations other than with respect to the liquidation, distribution and related activities of the Liquidating Trustee under the Plan. In addition, the Company no longer has any shareholders.

PRINCIPAL PROPERTIES

         The following information relates to the properties owned by the Company as of December 31, 1999, substantially all of which were sold in the Dreyfus Sale. Substantially similar information concerning the Company's business and properties was included in the initial disclosure statement filed with the Bankruptcy Court in February 2000 and made available to interested parties.

         The following table sets forth certain information, as of January 1, 2000, which relates to the principal oil and gas properties then owned by the Company.

                                         PROVED RESERVES
                       -----------------------------------------------------
                                                      TOTAL GAS   PERCENT OF
                        GROSS      OIL       GAS     EQUIVALENT    TOTAL GAS
                        WELLS    (Mbbls)    (Mmcf)    (Mmcfe)     EQUIVALENT
                       -------   -------   -------   ----------   ----------
    REGION
    ------
South/East Texas           466       954    65,949       71,674         72.3%

Permian Basin              387     2,524    11,486       26,630         26.9%
Other                       37        27       601          763          0.8%
                       -------   -------   -------   ----------   ----------

Total                      890     3,505    78,036       99,067       100.00%
                       =======   =======   =======   ==========   ==========

OIL AND GAS RESERVES

         The Company's estimated total proved reserves of oil and gas as of January 1, 2000 were as follows:

                                                    OIL         GAS
                                                  (Mbbls)      (Mmcf)      Mmcfe
                                                 ---------    --------    --------
         Proved developed producing                  3,083      45,284      63,782
         Proved developed non-producing                119      12,924      13,638
         Proved undeveloped                            303      19,828      21,647
                                                 ---------    --------    --------

            Total proved                             3,505      78,036      99,067
                                                 =========    ========    ========

         The future net cash flows from the Company's estimated proved reserves as of January 1, 2000 were as follows (in thousands):

Future net cash flows before income taxes.......................................      $   140,127
Future net cash flows before income taxes, discounted at 10%....................      $    93,248

         The reserve estimates at January 1, 2000 are provided by the Debtor.

         There are numerous uncertainties in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the Company. The reserve data set forth in this Form 10-K are estimates only. Although the Company believes such estimates were reasonable, reserve estimates are imprecise and should be expected to change as additional information becomes available. Furthermore, estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be exactly measured, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Moreover, there can be no assurance that the reserves set forth herein will ultimately be produced or that the proved undeveloped reserves will be developed within the periods anticipated. Variances from the estimates contained herein could be material. In addition, the estimates of future net revenues from proved reserves and the present value thereof are based upon certain assumptions about production levels, prices and costs, which may not be correct. The Company emphasizes with respect to such estimates that the discounted future net cash flows should not be construed as representative of the fair market value of the proved oil and gas properties that belonged to the Company, because discounted future net cash flows are based upon projected cash flows that do not provide for changes in oil and gas prices or for escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. Actual results may differ materially from the results estimated.

         In accordance with applicable requirements of the Commission, the estimated discounted future net revenues from estimated proved reserves are based on prices and costs as of the date of the estimate unless such prices or costs are contractually determined at such date.

         Subsequent to January 1, 2000 and prior to the Dreyfus Sale, the Debtor successfully drilled and completed an additional well in the Southwest Speaks Field. Based upon initial tests and results from this new well, additional proved reserves were estimated by the Company for the Southwest Speaks Field attributable to the new well representing proved developed reserves and two additional future drilling locations representing proved undeveloped reserves. If these additional reserves were included in the reserve estimates described above, the total proved reserves of the Company at January 1, 2000 and the future net cash flow attributable thereto would have been as follows:


                                                    OIL         GAS
                                                  (Mbbls)      (Mmcf)      Mmcfe
                                                 ---------    --------    --------
         Proved developed producing                  3,083      51,963      70,461
         Proved developed non-producing                119      12,924      13,638
         Proved undeveloped                            303      24,627      26,447
                                                 ---------    --------    --------

            Total proved                             3,505      89,514     110,546
                                                 =========    ========    ========

Future net cash flows before income taxes.........................             $  154,336
Future net cash flows before income taxes, discounted at 10%......             $  103,815

PRODUCTION VOLUMES, PRICES AND COSTS

         The following table sets forth certain information regarding the Company's production volumes, average sales price and costs for the periods presented:

                                                             YEAR ENDED DECEMBER 31,
                                                      ------------------------------------
                                                         1999         1998         1997
                                                      ----------   ----------   ----------
PRODUCTION:
   Oil (Mbbls)                                               830        1,938        2,175
   Gas (Mmcf)                                             17,218       17,140       14,698
   Total (Mmcfe)                                          22,201       28,768       27,748

AVERAGE SALES PRICE:
   Oil (per Bbl)                                      $    13.24   $    14.31   $    17.77
   Gas (per Mcf)                                            2.08         2.05         2.29

COSTS PER MCFE:
   Production costs, including severance taxes        $     0.80   $     0.95   $     1.08
   Depreciation, depletion and amortization                 0.81         1.13         0.95

EXPLORATION AND DEVELOPMENT ACTIVITIES

         The Company drilled, or participated in the drilling of, the following number of wells during the periods indicated. At December 31, 1999, the Company was in the process of completing one gross (one net) well which is not reflected in the following table.

                              1999             1998             1997
                          -------------   --------------   --------------
                          GROSS    NET    GROSS    NET     GROSS    NET
                          -----   -----   -----   ------   -----   ------
EXPLORATORY:
   Productive                --      --      13     9.46      15     8.38
   Dry                        2    2.00      12     8.63      10     5.81
                          -----   -----   -----   ------   -----   ------
   Total                      2    2.00      25    18.09      25    14.19
                          =====   =====   =====   ======   =====   ======

DEVELOPMENT:
   Productive                 1    1.00      35    17.78      86    58.72
   Dry                        1    1.00       6     4.62      11     8.54
                          -----   -----   -----   ------   -----   ------
   Total                      2    2.00      41    22.40      97    67.26
                          =====   =====   =====   ======   =====   ======

TOTAL:
   Productive                 1    1.00      48    27.24     101    67.11
   Dry                        3    3.00      18    13.25      21    14.35
                          -----   -----   -----   ------   -----   ------
   Total                      4    4.00      66    40.49     122    81.46
                          =====   =====   =====   ======   =====   ======

         The Company did not own any drilling rigs and all of its drilling activities were conducted by independent contractors under standard drilling contracts.

PRODUCTIVE WELL SUMMARY

         The following table sets forth the Company's gross and net interests in productive oil and gas wells as of December 31, 1999. Productive wells are producing wells and wells capable of production.

                                  GROSS        NET
                                 -------      ------
Oil Wells                            506         266
Gas Wells                            454         141
                                 -------      ------
Total                                960         407
                                 =======      ======

ACREAGE

         The following table sets forth certain information regarding the Company's developed and undeveloped leasehold acreage as of December 31, 1999. Acreage in which the Company's interest is limited to royalty, overriding royalty, mineral and similar interests is excluded.

                                    DEVELOPED                  UNDEVELOPED                    TOTAL
                            --------------------------  --------------------------  -------------------------
   REGION                      GROSS         NET           GROSS         NET           GROSS          NET
 ----------                 ------------  ------------  ------------  ------------  ------------  -----------
South/East Texas                 136,614        49,720        90,592        42,373       227,206       92,093
Permian Basin                     40,456        19,677        41,574        28,727        82,030       49,404
Other                             13,785         2,263         7,910         7,050        21,695        9,313
                            ------------  ------------  ------------  ------------  ------------  -----------

Total                            190,855        71,660       140,076        78,150       330,931      150,810
                            ============  ============  ============  ============  ============  ===========

EMPLOYEES

         At December 31, 1999, the Company had 68 full time employees. As the Company's operations were reduced through 2000, particularly after the Dreyfus Sale, the number of employees was significantly reduced. To encourage necessary employees to stay with the Company through the bankruptcy and liquidation process, certain retention payments were made as approved by the Bankruptcy Court. See "Item 11. Executive Compensation." Certain former employees of the Company have been employed by the Liquidating Trust.

CURRENT STATUS

         As previously discussed, the Company sold substantially all of its assets, including the oil and gas properties referred to in the foregoing information, in the Dreyfus Sale. In addition, the Plan provides that the remaining assets of the Company were assigned to the Liquidating Trust on the effective date of the Plan, October 1, 2000, and all of the shares of common and preferred stock of the Company were canceled. As a result, the Company no longer has any properties or business operations. The Liquidating Trustee will liquidate the remaining assets for the benefit of the Company's creditors pursuant to the Plan, and any operations, litigation or other actions will be directed by the Liquidating Trustee under the supervision of the Bankruptcy Court.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company and the Liquidating Trust continue to be under the supervision of the Bankruptcy Court in the Company's bankruptcy proceeding. The Bankruptcy Court will supervise the liquidation of the remaining Company assets, the use of cash to fund such liquidation (including potential lawsuits), the determination of the amount and validity of creditors' claims, the distribution of liquidation proceeds to the creditors, and all other matters related to consummation of the Plan.

         GNK, Inc. v. Graham D. Williford, Carl Ed Williford, Harriette Williford-Whatley, Homer Paul Bonner, in his capacity as Trustee of Eric Wayne Wilson Trust No. 1 and the Harriette Williford-Whatley 1987 Trust and Costilla Energy, Inc., Cause No. 97-311-B, in the District Court of Freestone County, Texas, 87th Judicial District. On August 18, 1999, a judgment was entered against the Company and the other defendants in this case. All of the defendants were found jointly and severally liable for actual damages in a total amount of $562,248.36. In addition, the Company was also found liable for additional actual damages of $2.00 and exemplary damages in the sum of $5,000,000. This proceeding was resolved by a Settlement Agreement entered into by and between the Company and GNK and approved by the Bankruptcy Court in September 2000. GNK was allowed a general unsecured claim in the amount of $737,995 and, among other things, the remainder of the GNK claim was disallowed in its entirety.

         Thomas L. Jones v. Costilla Energy, Inc., Cause No. 99-02515-00-O-C, originally styled in the 94th Judicial District, Nueces County, Texas. This lawsuit has been removed to the United States Bankruptcy Court for the Western District of Texas, Midland Division. However, the case was heard in San Antonio Division for convenience of the Court and parties involved. The case involves plaintiff's claim for breach of contract, conversion and declaratory relief associated to alleged overriding royalty interest. The court granted the plaintiff's motion on summary judgment, determining that the plaintiff is entitled to a two percent overriding royalty interest in the subject property. Jones had filed a claim for $8.0 million in the Bankruptcy proceeding. This lawsuit was settled in August 2000 by agreement between the parties and approved by the Bankruptcy Court. Among other things, Mr. Jones was awarded an overriding royalty in an area of mutual interest and received a payment of $100,000 in full satisfaction of his claim.

         In addition to the foregoing, the Company is a defendant or codefendant in less significant lawsuits that arose in the ordinary course of business, most of which are identified in the Disclosure Statement. While the outcome of these lawsuits cannot be predicted with certainty, the Liquidating Trustee does not expect any of these to have a material adverse effect on the liquidation of the remaining assets or distribution to creditors. However, certain funds may be reserved from distribution by the Liquidating Trustee pending the outcome of these cases. The Liquidating Trustee may also initiate lawsuits on behalf of the Liquidating Trust in an effort to liquidate claims formerly held by the Company, in the sole discretion of the Liquidating Trustee.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1999 or during 2000 through the time the Company's common stock was canceled under the Plan on October 1, 2000.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company completed its initial public offering of Common Stock on October 2, 1996. On October 3, 1996 the Common Stock commenced trading on the Nasdaq Stock Market's National Market under the trading symbol "COSE". In August 1999, the Company's Common Stock was delisted from the Nasdaq National Market, and was subsequently quoted on the OTC Bulletin Board under the symbol "COSE" or "COSE.OB". The following table sets forth the high and low sales prices for the periods presented (all information presented on or before August 16, 1999 is from Nasdaq; information presented after August 16, 1999 is from Bloomberg). There are no shares of the Company's Common Stock outstanding, all such shares having been canceled under the Plan on October 1, 2000, and therefore there is no current market for the Common Stock.

         1998                                         HIGH              LOW
                                                     -------           ------
         First Quarter                               $ 12.75           $ 9.13
         Second Quarter                              $ 11.50           $ 8.50
         Third Quarter                               $ 10.50           $ 5.88
         Fourth Quarter                              $  7.55           $ 2.75


         1999                                          HIGH             LOW
                                                     -------           ------
         First Quarter                               $  4.75           $ 2.06
         Second Quarter                              $  2.63           $ 0.13
         Third Quarter (through 8/16/99)             $  0.22           $ 0.13
         Third Quarter (after 8/16/99)               $  0.25           $ 0.06
         Fourth Quarter                              $  0.12           $ 0.04

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

                                                                               YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------------------
                                                           1999          1998          1997          1996          1995
                                                        ----------    ----------    ----------    ----------    ----------
STATEMENT OF OPERATIONS DATA:
   Operating revenues ...............................   $   46,773    $   62,785    $   72,300    $   53,919    $   21,693
   Total revenues ...................................       47,887        63,602        76,501        55,026        21,816
   Expenses:
     Oil and gas production .........................       17,922        27,366        30,029        21,774        10,355
     General and administrative .....................        9,010        11,766         8,407         5,238         3,571
     Compensation related to option settlement ......           --            --            --            --           656
     Exploration and abandonments ...................       13,061        12,723         6,588         2,550         1,652
     Depreciation, depletion and amortization .......       18,336        32,447        26,409        12,430         5,958
     Loss on termination of purchase option .........       47,781            --            --            --            --
     Impairment of oil and gas properties ...........       11,863        59,678        28,189            --            --
     Loss on commodity transactions .................        4,000            --            --            --            --
     Interest .......................................       15,846        19,596        12,979        11,281         4,591
                                                        ----------    ----------    ----------    ----------    ----------
   Income (loss) before income taxes and
      extraordinary item ............................      (89,932)      (99,974)      (36,100)        1,753        (4,967)
   Net income (loss) ................................      (89,932)     (100,273)      (36,471)       (4,440)       (4,970)
   Net income (loss) applicable to common equity ....      (90,932)     (102,580)      (36,471)       (8,370)       (7,812)
   Net income (loss) per share applicable to
      common equity .................................   $    (6.61)   $   (10.24)   $    (3.51)   $    (1.29)   $    (1.50)
STATEMENT OF CASH FLOWS DATA:
   Net cash provided by (used in):
     Operating activities ...........................   $   (2,066)   $    2,379    $   25,032    $   12,350    $    6,366
     Investing activities ...........................       23,818       (98,462)      (92,597)      (64,129)      (62,467)
     Financing activities ...........................      (13,585)       97,719        58,562        61,531        58,830
OTHER FINANCIAL DATA:
   Capital expenditures .............................   $    7,371    $  121,578    $  113,924    $   70,017    $   62,220
   Adjusted EBITDA (1) ..............................       22,261        25,126        38,065        27,108         7,232
BALANCE SHEET DATA (AS OF PERIOD END):
   Working capital (deficit) ........................   $ (226,166)   $  (58,334)   $  (11,511)   $   10,320    $    2,654
   Total assets .....................................      111,896       210,954       194,088       162,790        87,367
   Total debt, less current maturities ..............           --       181,780       163,087       100,262        71,494
   Redeemable predecessor capital ...................           --            --            --            --        11,576
   Predecessor capital ..............................           --            --            --            --        (7,445)
   Stockholders' equity .............................     (133,934)      (46,452)          410        40,569            --

----------
(1) Adjusted EBITDA is presented because of its wide acceptance as a financial indicator of a company's ability to service or incur debt. Adjusted EBITDA (as used herein) is calculated by adding interest, income taxes, depreciation, depletion and amortization, impairment of oil and gas properties, exploration and abandonment costs and extraordinary items. Adjusted EBITDA should not be considered as an alternative to earnings
     (loss), or operating earnings (loss), as defined by generally accepted accounting principles, as indicators of the Company's financial performance or to cash flow as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Since the Company no longer has properties or business operations, the following discussion presents certain historical comparisons of results of operations and an analysis of the estimated liquidation of the Company and its assets pursuant to the Plan.

RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         The Company's total oil and gas revenues for the year ended December 31, 1999 were $46,773,000, representing a decrease of $16,012,000 (25.5%) over revenues of $62,785,000 in 1998. The sale of predominantly oil producing properties and the decrease in oil prices of 7.5% were the primary factors in the decreased revenues. The average net oil price per barrel received in 1999 was $13.24 compared to $14.31 in 1998, a 7.5% decrease, and the average net gas price received in 1999 was $2.08 compared to $2.05 in 1998, a 1.6%increase. Of the above 1999 average net prices, hedging decreased revenue by $1.33 per Bbl for oil and increased revenue $.07 per Mcf for gas. Total hedging revenue in 1999 was $97,000 compared to $8,221,000 for 1998.

         Oil and gas production was 22,200 Mmcfe in 1999 compared to 28,770 Mmcfe in 1998, a 22.8% decrease. The 6,570 Mmcfe decrease was due to the sale of primarily oil producing properties during 1999. Gas production for 1999 was approximately flat compared to 1998.

         Interest and other revenues were $291,000 for the year ended December 31, 1999 compared to $551,000 in 1998, representing a decrease of $260,000. Of this decrease, $130,000 was related to a decrease in interest income due to a reduction in funds earning interest.

         Gain on sale of assets was $824,000 for 1999 compared to $266,000 for 1998, representing a increase of $558,000 (209.8%), due to the sale of Rocky Mountain properties in 1999 from which gains were recognized offset slightly by losses from other miscellaneous sales of U. S. and foreign properties.

         Oil and gas production costs for the year ended December 31, 1999 were $17,923,000 ($.81 per Mmcfe), compared to $27,366,000 in 1998 ($.95 per Mmcfe), representing a decrease of $9,443,000 (34.5%). On a per Mmcfe basis production costs decreased $0.14 (14.7%) due to a combination of lower production costs on newly completed gas wells, the sale of higher cost Rocky Mountain properties and the Company's continued cost containment efforts.

         General and administrative expenses for the year ended December 31, 1999 were $9,009,000, representing an decrease of $2,757,000 (23.4%) from 1998 of $11,766,000. The increase is primarily due to the reduction of personnel and related costs due to workforce reductions in December 1998 and May 1999 offset somewhat by costs related to the Company's workforce reductions and reorganization efforts of approximately $1,925,000 since May 1999.

         Exploration and abandonment expense increased to $13,062,000 for the year ended December 31, 1999 compared to $12,723,000 in 1998. The Company incurred $518,000 of seismic costs for the year ended December 31, 1999, compared to $2,361,000 in 1998. Dry hole and abandonment costs increased to $11,825,000 in 1999 from $8,872,000 in 1998. The Company incurred $719,000 of other geological and geophysical costs during the year as compared to $1,490,000 in 1998. Seismic and geological costs were significantly lower in 1999 as compared to 1998 due to the reduction in drilling activity. Dry hole costs are significantly reduced in 1999 compared to 1998 but were offset by a large increase in abandonment expenses due to the write off of abandoned prospects and expiring leases.

         Depreciation, depletion and amortization ("D D & A") expense for the year ended December 31, 1999 was $18,336,000 compared to $32,447,000 for 1998, representing a decrease of $14,111,000 (43.5%). During the 1999 period, D D & A on oil and gas production was computed at an average rate of $.83 per Mcfe compared to $1.13 per Mcfe for 1998. The decrease was a result of less basis in remaining properties due to property sales, previous DD&A and impairments.

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

         Impairment of oil and gas properties for the year ended December 31, 1999 was $11,863,000 compared to $59,678,000 for 1998. The FAS 121 impairment in 1999 was $1,766,000 for U.S. producing properties and an additional impairment of $10,097,000 due to near term expiration of acreage located in east Texas to which proved undeveloped reserves had been attributed.

         The loss on commodity transactions for the year ended December 31, 1999, was $4,000,000 compared to none for the same period in 1998. The loss was due to recording a liability in the amount of $1,226,000 for a gas call contract and $1,593,000 for the portion of the oil contract which did not qualify as hedges. An additional $1,140,000 of loss was due to the premiums on the non-hedge contracts being accounted for as losses on commodity transactions. On September 10, 1999, the counterparty to the hedging transactions elected an early termination of the contracts due to Costilla's bankruptcy filing. The cash-out values of these contracts have been capitalized on the Balance Sheet as deferred charges, and they will be amortized over the applicable period of such contract. In 1999, $41,000 was amortized as a loss on commodity transactions compared to none in 1998.

         Interest expense was $15,846,000 for the year ended December 31, 1999, compared to $19,596,000 for the comparable period in 1998. The $3,750,000 (19.1%) decrease was partially attributable to the Company's filing Chapter 11, discontinuing the accrual of interest on the 10 1/4% Senior Notes as of the Petition Date, which resulted in a savings of $6,047,000. Such savings were offset by additional interest expense on the secured debt due to higher outstanding balances in 1999 as compared to 1998. The average amounts of applicable interest-bearing debt in 1999 and 1998 were $210,928,000 and $195,863,000, respectively. The effective annualized interest rate in 1999 and 1998 was 10.0%.

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

         Oil and gas production was 28,768 Mmcfe in 1998 compared to 27,748 Mmcfe in 1997, a 4% increase. Of the 1,020 Mmcfe increase, approximately 6,468 Mmcfe was due to successful drilling activities and 3,156 Mmcfe was due to the Manti and Ballard acquisitions, less a loss of 3,630 Mmcfe on properties sold in 1997, and less 4,974 Mmce due to decline.

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

         Depreciation, depletion and amortization ("D D & A") expense for the year ended December 31, 1998 was $32,447,000 compared to $26,409,000 for 1997, representing an increase of $6,038,000 (23%). During the 1998 period, D D & A on oil and gas production was computed at an average rate of $1.13 per Mmcfe compared to $0.95 per Mmcfe for 1997. Approximately $7,297,000 and $3,562,000 of this increase was due to increased production on successful drilling activities in 1998 and acquisitions, respectively. These increases were partially offset by $4,390,000 of D D & A resulting from lower commodity prices that is reflected in impairment. The remainder of the increase was due primarily to the effect of lower oil and gas prices at December 31, 1998 than those experienced at December 31, 1997.

         Impairment of oil and gas properties for the year ended December 31, 1998 was $59,678,000 compared to $28,189,000 for 1997. The SFAS 121 impairment in 1998 was $23,548,000 for U.S. producing properties and $4,597,000 for Moldova properties. In addition, there was $433,000 of impairment for unproved properties, $26,710,000 for properties held for resale and $4,390,000 of additional D D & A due to lower commodity prices on U. S. properties reflected as impairment.

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

         Results of operations for the year ended December 31, 1998 included an extraordinary charge of $299,000 compared to $219,000 for the comparable period in 1997. These extraordinary charges related to the early extinguishments of the Company's bank credit facilities and consisted of the unamortized balance of previously capitalized debt issuance costs.

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

LIQUIDATION


         All of the Company's oil and gas properties were sold in the Dreyfus Sale. The remaining assets of the Company, which consisted principally of office furniture and equipment and potential claims against third parties, were transferred to the Liquidating Trust pursuant to the Plan as of the Plan's effective date, October 1, 2000. The Liquidating Trustee will liquidate the remaining assets and distribute the proceeds of liquidation (less costs and expenses related to the liquidation and the bankruptcy) in the discretion of the Liquidating Trustee under supervision of the Bankruptcy Court. Such liquidation may include liquidating claims formerly held by the Company by litigation or otherwise, as well as the sale of the remaining physical assets. In addition, the Bankruptcy Court will determine the validity and amount of certain claims against the Company in the bankruptcy as a result of disputes regarding and objections to such claims. The Liquidating Trustee intends to reserve certain funds from the proceeds of the Dreyfus Sale to cover the amount of certain disputed and contingent claims and to fund the costs of liquidation, claim resolution and similar matters, including attorney's fees. Such reserved amounts has reduced the amount available for distribution to creditors. The activities to be funded by the reserved amounts may result in additional amounts becoming available for distribution to creditors, but no assurances can be made as to the timing or amount of any future distributions. The following is a brief summary of the anticipated liquidation and distribution (based upon the assumptions and qualifications set forth in the Disclosure Statement):

                              COSTILLA ENERGY INC.
                   Distribution of Estimated Proceeds Per Plan

                 STATEMENT OF ASSETS                    Preliminary            %             Plan
                    (in thousands)                     Balance Sheet        Recovery      Liquidation
                                                       June 30, 2000
                                                        (unaudited)
    Cash and cash equivalents                          $     114,884            100%      $   114,884
    Accounts Receivable-Trade, net                               582             40%              233
    Accounts Receivable-Oil & Gas Sales                           --              0%               --
    Prepaids                                                     370              0%               --
    Total Current Assets                                     115,836                          115,117

    Oil & Gas Properties, net                                     --              0%               --
    Other Property & Equipment, net                            1,800             10%              180
    Gas Balancing Receivable                                      --              0%               --
    Other Assets, net                                         12,580              0%               --
    Title Defects Escrow                                       2,020             32%              646

    Total Assets                                       $     132,236                       $  115,943


    NET PROCEEDS AVAILABLE FOR DISTRIBUTION                                                $  115,943

ALLOCATION OF NET ESTIMATED LIQUIDATION PROCEEDS TO SECURED, ADMINISTRATIVE, PRIORITY AND UNSECURED CLAIMANTS SUBJECT TO RESERVES

                  (in thousands)

                                                      Allowable            %             Plan
                                                       Claims           Recovery      Liquidation
Secured Creditor Claims:
   Class 1:  Banker's Trust Revolver                  $     845          100.00%      $       845
   Class 2:  Banker's Trust Hedging Obligation           19,462          100.00%           19,462
   Class 3:  Dawson                                         525          100.00%              525
   Class 4:  Other Secured Claims                           749          100.00%              749
   Non-default interest at 6-30-00                        1,020          100.00%            1,020
   Default interest at 6-30-00                              655          100.00%              655
                                                      ---------                       -----------
      Subtotal                                        $  23,256                       $    23,256

Estimated Amounts After Secured Claims:                                               $    92,687

Administrative & Priority Claims:
   Trust Professional Fees                            $   1,800          100.00%      $     1,800
   Chapter 11 Professional Fees                           1,200          100.00%            1,200
   Transaction Fee on Sale                                1,250          100.00%            1,250
   Post-Petition Creditors                                2,500          100.00%            2,500
   General and Administrative                             1,200          100.00%            1,200
   Priority Tax Claims                                      -0-          100.00%              -0-
                                                      ---------                       -----------
      Subtotal                                        $   7,950                       $     7,950

Estimated Amounts After Administrative and                                            $    84,737
  Priority Claims:

Unsecured Claims:
   Class 5:  Allowed Priority Non-Tax Claims          $     -0-          100.00%      $       -0-
   Class 6:  Administrative Convenience Claims              354          100.00%              354
   Class 7:  General Unsecured including Bonds          189,346           44.57%           84,383
   Class 8:  Disallowed Claims, etc.                     15,601            0.00%              -0-
                                                      ---------                       -----------
      Subtotal                                        $ 205,301                       $    84,737

   Class 9 Equity                                     $     -0-                       $       -0-

The foregoing information is based on certain assumptions and subject to qualifications set forth in the Disclosure Statement. It is likely that such assumptions may differ from actual circumstances and actual results may differ materially from the foregoing anticipated results. The initial distributions were subject to reduction to provide the above-described reserves. Certain of the reserves will be utilized to liquidate remaining assets, including potential lawsuits. No assurances can be made that the funds used to pay such expenditures will result in any additional amounts being available for distribution and may result in the loss of such funds.

SUBSEQUENT DISTRIBUTIONS

         In November 2000 a distribution was made to Class 7 General Unsecured Creditors in the amount of $82.5 million, which represented approximately 43% of the total of Class 7 Claims.

         Also, in November 2000 all principal and non-default interest due to Bankers Trust pursuant to their Class 2 hedging claim was paid in the amount of approximately $21.1 million, including certain expenses and subject to repayment of any amount disallowed subsequent to the payment. A repayment of $.5 million was received by Costilla from Bankers Trust in January 2001.

         In March 2001 another distribution was made to Class 7 General Unsecured Creditors in the amount of $5.0 million, which brought the aggregate payments to approximately 46% of the total of Class 7 Claims.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Company no longer has any officers or directors, the last of whom resigned on or about September 26, 2000. Under the Plan, the Liquidating Trustee has all of the management functions of the officers and directors of the Company and may cause the Company to take any action that might otherwise require the approval of the shareholders, officers or directors of the Company without obtaining such approval.

ITEM 11.  EXECUTIVE COMPENSATION.

         During the pending of the Company's bankruptcy proceeding prior to confirmation of the Plan, various officers and employees of the Company received compensation from the Company, including certain retention bonuses for remaining with the Company through specified periods or specified events such as the Dreyfus Sale or confirmation of the Plan. All such compensation arrangements were approved by the Bankruptcy Court and terminated and superceded all prior employment, termination and severance contracts and arrangements. All stock options held by officers, directors and employees were canceled under the terms of the Plan canceling all equity interests. The Compensation Committee of the Company's Board of Directors did not make any compensation decisions after those disclosed in prior filings. All other information relative to this Item has been rendered moot due to the bankruptcy and liquidation of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Under the terms of the Plan, all of the shares of the Company's common stock were canceled and there are currently zero shares of common stock outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Since all of the officers and directors have resigned, there is no disclosure required under this Item.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENT SCHEDULES

         No Financial Statement Schedules are required with this report. For a list of the consolidated financial statements filed as a part of this report, see the Index to Consolidated Financial Statements on Page F-1.

REPORTS ON FORM 8-K

         The Company has filed the following reports on Form 8-K since September 30, 1999:

         1. Form 8-K reporting the filing of a plan of reorganization in the Company's bankruptcy proceeding, filed February 14, 2000.

         2. Form 8-K reporting the filing of a disclosure statement in the Company's bankruptcy proceeding filed March 3, 2000.

         3. Form 8-K reporting the Dreyfus Sale, filed June 22, 2000.

         4. Form 8-K reporting confirmation of the Plan, filed October 13, 2000.

EXHIBITS

            EXHIBIT
            NUMBER      DESCRIPTION OF EXHIBIT
            -------     ----------------------
              2.1          Debtor's Plan of Reorganization (Liquidation)
                           Restated to Reflect All Amendments and Modifications
                           dated September 15, 2000; incorporated by reference
                           to the Company's Current Report on Form 8-K filed on
                           October 13, 2000

             *2.2          Disclosure Statement With Respect to Debtor's Plan of
                           Reorganization (Liquidation), as Amended, dated July
                           28, 2000

              2.3          Order Confirming Debtor's Plan of Reorganization
                           (Liquidation), as Restated to Reflect All Amendments and Modifications, filed September 15, 2000;
                           incorporated by reference to the Company's Current
                           Report on Form 8-K filed October 13, 2000

              3.1          Certificate of Incorporation of the Company;
                           incorporated by reference to Registration Statement on Form S-1, File No. 333-08909

              3.2 Bylaws of the Company; incorporated by reference to Registration Statement on Form S-1, File No.
                           333-08909

              4.1          Form of Notes or Global Certificate (included as
                           Exhibit A to Exhibit 4.2); incorporated by reference to Registration Statement on Form S-1, File No.
                           333-08909

              4.2 Indenture dated as of October 1, 1996 by and between State Street Bank and Trust Company, as Trustee, and the Company, as Issuer; incorporated by reference to Registration Statement on Form S-1, File No.
                           333-08909

              4.3 First Supplemental Indenture dated January 16, 1998 by and between State Street Bank and Trust Company, as Trustee, and the Company, as Issuer (including form of Global Certificate); incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997

              4.4 Form of Note; incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997

              4.5 Form of Stock Certificate; incorporated by reference to Registration Statement on Form S-1, File No.
                           333-08913

              10.1         Option to Purchase Agreement dated December 16, 1998
                           between Pioneer Natural Resources USA, Inc., Pioneer
                           Resources Producing, L.P. and the Company;
                           incorporated by reference to the Company's Annual
                           Report on Form 10-K for the year ended December 31,
                           1998

              10.2         Purchase and Sale Agreement dated December 16, 1998
                           between Pioneer Natural Resources USA, Inc., Pioneer
                           Resources Producing, L.P. and the Company;
                           incorporated by reference to the Company's Annual
                           Report on Form 10-K for the year ended December 31,
                           1998

              10.3         Sixth Amendment to Amended and Restated Credit
                           Agreement dated as of November 19, 1998 between
                           Bankers Trust Company, as Agent, Union Bank of
                           California, N.A., as Co-Agent, and the Company;
                           incorporated by reference to the Company's Annual
                           Report on Form 10-K for the year ended December 31,
                           1998

              10.4 Purchase and Sale Agreement dated April 1, 1999 by and between Costilla Energy, Inc. and Pioneer Natural
                           Resources USA, Inc. and Pioneer Resources Producing,
                           L.P.; incorporated by reference to the Company's
                           Quarterly Report on Form 10-Q for the quarter ended
                           March 31, 1999

              10.5         Seventh Amendment to Amended and Restated Credit
                           Agreement dated as of March 9, 1999 between Bankers
                           Trust Company, as Agent, Union Bank of California,
                           N.A., as Co-Agent and Costilla Energy, Inc.;
                           incorporated by reference to the Company's Quarterly
                           Report on Form 10-Q for the quarter ended March 31,
                           1999

              10.6         Eighth Amendment to Amended and Restated Credit
                           Agreement dated as of March 9, 1999 between Bankers
                           Trust Company, as Agent, Union Bank of California,
                           N.A., as Co-Agent and Costilla Energy, Inc.;
                           incorporated by reference to the Company's Quarterly
                           Report on Form 10-Q for the quarter ended March 31,
                           1999

              10.7 Purchase and Sale Agreement dated February 2, 1999 between Costilla Energy, Inc. and Ballard Petroleum
                           LLC; incorporated by reference to the Company's
                           Quarterly Report on Form 10-Q for the quarter ended
                           March 31, 1999

              10.8         Ninth Amendment to Amended and Restated Credit
                           Agreement dated as of May 12, 1999 between Bankers
                           Trust Company, as Agent, Union Bank of California,
                           N.A., as Co-Agent and Costilla Energy, Inc.;
                           incorporated by reference to the Company's Quarterly
                           Report on Form 10-Q for the quarter ended June 30,
                           1999

              10.9         Tenth Amendment to Amended and Restated Credit
                           Agreement dated as of May 27, 1999 between Bankers
                           Trust Company, as Agent, Union Bank of California,
                           N.A., as Co-Agent and Costilla Energy, Inc.;
                           incorporated by reference to the Company's Quarterly
                           Report on Form 10-Q for the quarter ended June 30,
                           1999

              10.10        Eleventh Amendment to Amended and Restated Credit
                           Agreement dated as of June 17, 1999 between Bankers
                           Trust Company, as Agent, Union Bank of California,
                           N.A., as Co-Agent and Costilla Energy, Inc.;
                           incorporated by reference to the Company's Quarterly
                           Report on Form 10-Q for the quarter ended June 30,
                           1999

              10.11        Twelfth Amendment to Amended and Restated Credit
                           Agreement dated as of August 16, 1999 between Bankers
                           Trust Company, as Agent, and the Company;
                           incorporated by reference to the Company's Quarterly
                           Report on Form 10-Q for the quarter ended September,
                           1999

              10.12        Asset Purchase Agreement by and between Costilla
                           Energy, Inc. and Louis Dreyfus Natural Gas Corp.
                           dated April 20, 2000; incorporated by reference to the Company's Current Report on Form 8-K filed June
                           22, 2000


----------
  *Filed herewith. All other exhibits are incorporated by reference to the filing indicated.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COSTILLA ENERGY, INC.


Date:  March 30, 2001           By:  /s/ Bobby W. Page
                                    --------------------------------------------
                                    Bobby W. Page, Plan Trustee of the Costilla
                                    Liquidating Trust


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         The registrant does not have any officers or directors, and the undersigned Trustee is fully and duly authorized by Bankruptcy Court Order to take action on behalf of the Company in place of and with all authority of the Company's officers and directors.


Date:  March 30, 2001           By:  /s/ Bobby W. Page
                                    --------------------------------------------
                                    Bobby W. Page, Plan Trustee of the Costilla
                                    Liquidating Trust

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


(Unaudited) Consolidated Financial Statements of Costilla Energy, Inc.:

       Consolidated Balance Sheets as of December 31, 1999 and 1998.......................................  F - 2
       Consolidated Statements of Operations for the years ended December 31, 1999,
          1998 and 1997...................................................................................  F - 3
       Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999,
          1998 and 1997...................................................................................  F - 4
       Consolidated Statements of Cash Flows for the years ended December 31, 1999,
          1998 and 1997...................................................................................  F - 5
       Notes to (Unaudited)  Consolidated Financial Statements............................................  F - 7

                              COSTILLA ENERGY, INC.
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          DECEMBER 31,    DECEMBER 31,
                                                                              1999            1998
                                                                          ------------    ------------
                                                                          (UNAUDITED)
                               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                            $     13,418    $      5,251
     Accounts receivable:
         Trade, net of allowance of $180 and $0,
         respectively                                                            1,254           4,547
         Oil and gas sales                                                       4,558           5,673
     Prepaid and other current assets                                              434           1,821
                                                                          ------------    ------------
             Total current assets                                               19,664          17,292
                                                                          ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
     Oil and gas properties, using the successful
     efforts method of accounting:
         Proved properties                                                     154,158         275,972
         Unproved properties                                                     5,956          38,941
     Accumulated depletion, depreciation and
     amortization                                                              (88,749)       (133,612)
                                                                          ------------    ------------
                                                                                71,365         181,301
     Other property and equipment, net                                           2,413           4,252
                                                                          ------------    ------------
             Total property, plant and equipment                                73,778         185,553
                                                                          ------------    ------------
OTHER ASSETS:
     Deferred charges                                                            5,590           6,447
     Deferred hedge charges                                                     10,895              --
     Other                                                                       1,969           1,662
                                                                          ------------    ------------
             Total other assets                                                 18,454           8,109
                                                                          ------------    ------------
                                                                          $    111,896    $    210,954
                                                                          ============    ============
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE:
     Long-term debt                                                       $     45,940    $     40,101
     Trade accounts payable                                                      3,142              --
     Undistributed revenue                                                       2,477           3,419
     Other current liabilities                                                   2,160              --
                                                                          ------------    ------------
             Total liabilities not subject to
             compromise                                                         53,719          43,520
                                                                          ------------    ------------
LIABILITIES SUBJECT TO COMPROMISE:
     Trade accounts payable                                                      2,771          26,183
     Other current liabilities                                                   7,790           5,923
     Long-term debt                                                            181,550         181,780
                                                                          ------------    ------------
             Total liabilities subject to compromise                           192,111         213,886
                                                                          ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.10 par value (3,000,000 shares authorized;
       50,000 shares outstanding at December 31, 1999 and
       at December 31, 1998)                                                         5               5
     Common stock, $.10 par value (100,000,000 shares authorized;
       14,101,580 shares outstanding at December 31, 1999 and
       12,751,930 shares outstanding at December 31, 1998)                       1,410           1,275
     Additional paid-in capital                                                 96,030          92,715
     Retained deficit                                                         (231,379)       (140,447)
                                                                          ------------    ------------
             Total stockholders' equity (deficit)                             (133,934)        (46,452)
                                                                          ------------    ------------
COMMITMENTS AND CONTINGENCIES                                                       --              --
                                                                          $    111,896    $    210,954
                                                                          ============    ============

See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                    YEARS ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                                1999          1998          1997
                                                                             ----------    ----------    ----------
                                                                             (UNAUDITED)
REVENUES:
  Oil and gas sales                                                          $   46,773    $   62,785    $   72,300
  Interest and other                                                                291           551           940
  Gain on sale of assets                                                            823           266         3,261
                                                                             ----------    ----------    ----------
                                                                                 47,887        63,602        76,501
                                                                             ----------    ----------    ----------

EXPENSES:

  Oil and gas production                                                         17,922        27,366        30,029
  General and administrative                                                      9,010        11,766         8,407
  Exploration and abandonments                                                   13,061        12,723         6,588
  Depreciation, depletion and amortization                                       18,336        32,447        26,409
  Loss on termination of purchase option                                         47,781            --            --
  Impairment of oil and gas properties                                           11,863        59,678        28,189
  Loss on commodity transactions                                                  4,000            --            --
  Interest                                                                       15,846        19,596        12,979
                                                                             ----------    ----------    ----------
                                                                                137,819       163,576       112,601
                                                                             ----------    ----------    ----------

     Income (loss) before federal income taxes and extraordinary item           (89,932)     (999,974)      (36,100)

PROVISION FOR FEDERAL INCOME TAXES
  Current                                                                            --            --            62
  Deferred                                                                           --            --            90
                                                                             ----------    ----------    ----------
     Income (loss) before extraordinary item                                    (89,932)      (99,974)      (36,252)

     Extraordinary loss resulting from early extinguishment of debt,
      net of deferred tax benefit of $0, $0 and $129, respectively                   --          (299)         (219)
                                                                             ----------    ----------    ----------

NET LOSS                                                                     $  (89,932)   $ (100,273)   $  (36,471)
                                                                             ==========    ==========    ==========

CUMULATIVE, PREFERRED STOCK DIVIDENDS ACCRUED                                $    1,000    $    2,307    $       --
                                                                             ==========    ==========    ==========

LOSS BEFORE EXTRAORDINARY ITEM
  APPLICABLE TO COMMON EQUITY                                                $  (90,932)   $ (102,281)   $  (36,252)
                                                                             ==========    ==========    ==========

NET LOSS APPLICABLE TO COMMON EQUITY                                         $  (90,932)   $ (102,580)   $  (36,471)
                                                                             ==========    ==========    ==========

LOSS PER SHARE:
  Loss before extraordinary item                                             $    (6.61)   $   (10.21)   $    (3.49)

  Extraordinary loss resulting from early extinguishment of debt,
   net of deferred tax benefit                                                       --         (0.03)        (0.02)
                                                                             ----------    ----------    ----------

  NET LOSS                                                                   $    (6.61)   $   (10.24)   $    (3.51)
                                                                             ==========    ==========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                                              13,765        10,015        10,383
                                                                             ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                             COSTILLA ENERGY, INC.
                             (DEBTOR-IN-POSSESSION)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)



                                                                         ADDITIONAL      RETAINED
                                                 PREFERRED    COMMON      PAID-IN        EARNINGS        STOCKHOLDERS'
                                                   STOCK       STOCK      CAPITAL        (DEFICIT)     EQUITY (DEFICIT)
                                                 ---------   --------    ----------    ------------    ----------------
BALANCE AT DECEMBER 31, 1996                     $      --   $  1,047    $   41,081    $     (1,559)   $         40,569


  Net Loss                                              --         --            --         (36,471)            (36,471)
  Common stock issued, net                              --          1            74              --                  75
  Common stock repurchased and retired                  --        (33)       (3,730)             --              (3,763)
                                                 ---------   --------    ----------    ------------    ----------------

BALANCE AT DECEMBER 31, 1997                            --      1,015        37,425         (38,030)                410

  Net loss                                              --         --            --        (100,273)           (100,273)
  Common stock repurchased and retired                  --        (67)       (5,699)             --              (5,766)
  Preferred stock issued, net                            5         --        47,922              --              47,927
  Preferred stock dividends paid in kind                --         27         2,117          (2,144)                 --
  Common stock issued for pending Pioneer
     acquisition                                        --        300        10,950              --              11,250
                                                 ---------   --------    ----------    ------------    ----------------

BALANCE AT DECEMBER 31, 1998                             5      1,275        92,715        (140,447)            (46,452)

  Net Loss                                              --         --            --         (90,932)            (90,932)
  Preferred stock dividends paid in kind                --         35           965              --               1,000
  Common stock issued for pending Pioneer
     acquisition                                        --        100         2,350              --               2,450
                                                 ---------   --------    ----------    ------------    ----------------

BALANCE AT DECEMBER 31, 1999 (UNAUDITED)         $       5   $  1,410    $   96,030    $   (231,379)   $       (133,934)
                                                 =========   ========    ==========    ============    ================


See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                 YEARS ENDED DECEMBER 31,
                                                                         --------------------------------------
                                                                            1999          1998          1997
                                                                         ----------    ----------    ----------
                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                                 $  (89,932)   $ (100,273)   $  (36,471)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
    Depreciation, depletion and amortization                                 18,336        32,447        26,409
    Impairment of oil and gas properties                                     11,863        59,678        28,189
    Exploration and abandonments                                             11,656           242           262
    Amortization of deferred charges                                            627           794         1,517
    Amortization of deferred hedge charges                                    2,101            --            --
    Deferred income tax expense                                                  --            --           (39)
    Allowance for doubtful accounts                                              --           656           208
    Loss on termination of purchase option                                   46,985            --            --
    Gain on sale of oil and gas properties                                     (824)         (266)       (3,261)
    Extraordinary loss resulting from early extinguishment of debt               --           299           348
    Gain on investment transactions                                           4,000            21          (534)
                                                                         ----------    ----------    ----------
                                                                              4,812        (6,402)       16,628

    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                              4,396         4,152         1,485
      Decrease (increase) in other assets                                       360          (403)       (3,585)
      Increase (decrease) in accounts payable                               (17,429)        2,546        10,822
      Increase (decrease) in other liabilities                                5,796         2,486          (318)
                                                                         ----------    ----------    ----------
        Net cash provided by (used in) operating activities                  (2,006)        2,379        25,032
                                                                         ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to oil and gas properties                                      (7,317)     (108,874)     (111,580)
    Proceeds from sale of oil and gas properties                             31,189        11,866        21,327
    Additions to other property and equipment                                   (54)       (1,454)       (2,344)
                                                                         ----------    ----------    ----------
        Net cash provided by (used in) investing activities                  23,818       (98,462)      (92,597)
                                                                         ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Borrowings under long-term debt                                           8,000       150,500        96,304
    Payments of long-term debt                                              (21,585)      (91,583)      (33,480)
    Proceeds from issuance of preferred stock, net                               --        47,927            --
    Proceeds from issuance of common stock, net                                  --            --            75

    Purchase of the Company's common stock                                       --        (5,766)       (3,763)
    Deferred loan and financing costs                                            --        (3,359)         (574)
             Net cash provided by (used in) financing activities            (13,585)       97,719        58,562
                                                                         ----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          8,167         1,636        (9,003)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                5,251         3,615        12,618
                                                                         ----------    ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   13,418    $    5,251    $    3,615
                                                                         ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (THE INFORMATION AND AMOUNTS FOR 1999 ARE UNAUDITED)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                         --------------------------------------
                                                                            1999          1998          1997
                                                                         ----------    ----------    ----------
                                                                         (UNAUDITED)
Supplemental schedule of noncash
  investing and financing activities:

Common stock issued for pending
  acquisition                                                            $    2,450    $   11,250    $       --

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (THE INFORMATION AND AMOUNTS FOR 1999 ARE UNAUDITED)


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

(2)      BANKRUPTCY PROCEEDINGS

         On September 3, 1999 (the "Petition Date"), the Company filed a voluntary petition for relief under Chapter 11 of U. S. Bankruptcy Code ("Chapter 11"). The filing was made in the U. S. Bankruptcy Court in Midland, Texas (the "Bankruptcy Court"). At December 31, 1999, the Company continued to operate as a debtor-in-possession subject to the supervision and orders of the Bankruptcy Court.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As a result of the bankruptcy filing, the sale of all of the Company's oil and gas assets in June 2000 and the confirmation of a plan of reorganization (liquidation) in September 2000, the carrying amounts of all assets may not be realized and certain liabilities will be settled for less than the amounts recorded. In addition, the common and preferred stock of the Company was cancelled effective October 1, 2000 pursuant to the confirmed plan.


(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         As of December 31, 1999 and 1998, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company proportionately consolidates less than 100%-owned oil and gas partnerships and joint ventures in accordance with industry practice. All significant accounts and transactions between the Company and its subsidiaries have been eliminated.

         At December 31, 1996 Costilla had three wholly owned subsidiaries: (i) Costilla Petroleum Corporation, a Texas corporation ("CPC"), which operated properties owned by Costilla and owned minor interests in the same properties,
(ii) Statewide Minerals, Inc., a Texas corporation ("Statewide"), which had engaged in the purchase of small royalty and mineral interests; and (iii) Valley, which owned several small gas gathering systems, a small gas processing plant, certain salt water disposal systems and gas compressors. Costilla and CPC were the sole members of two Texas limited liability companies through which the Company's Moldova operations are conducted.

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

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (THE INFORMATION AND AMOUNTS FOR 1999 ARE UNAUDITED)


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

         Concentrations of Credit Risk

         Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of unsecured accounts receivable from unaffiliated working interest owners and crude oil and natural gas purchasers. For the year ended December 31, 1999, Costilla had sales to one purchaser which totaled in excess of 10% of total revenues. During the year ended December 31, 1998, the Company had sales to one purchaser which totaled 16% of total revenues.

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

         Hedging and Derivative Financial Instruments

         Costilla used derivative financial instruments to reduce the Company's exposure to changes in the market price of natural gas and crude oil, to fix the price for natural gas and crude oil independently of the physical purchase or sale, and to manage interest rates. The types of commodity derivative financial instruments used by the Company were futures, swaps and options.

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

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (THE INFORMATION AND AMOUNTS FOR 1999 ARE UNAUDITED)


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

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (THE INFORMATION AND AMOUNTS FOR 1999 ARE UNAUDITED)


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

         The Company uses the entitlements method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual production of natural gas. As of December 31, 1999, the Company has recorded a net gas imbalance receivable for gas previously produced of approximately $1,879,000, comprised of approximately 1,144,000 Mcf at a net price of $1.64 per Mcf. As of December 31, 1998, the Company had recorded a net gas imbalance receivable for gas previously produced of approximately $1,532,227, comprised of approximately 974,296 Mcf at a net price of $1.58 per Mcf.

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

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (THE INFORMATION AND AMOUNTS FOR 1999 ARE UNAUDITED)


         Loss Per Share

         In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which simplifies the existing standards for computing earnings per share ("EPS") and makes them comparable to international standards. In accordance with the provisions of SFAS 128, the Company adopted SFAS 128 in its year ended December 31, 1997 financial statements, although no restatement of prior period EPS information was necessary. Under SFAS 128, primary EPS is replaced by "basic" EPS, which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully-diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the years ended December 31, 1999, 1998 and 1997, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted net loss per share were the same.

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

                             COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (THE INFORMATION AND AMOUNTS FOR 1999 ARE UNAUDITED)


(4)     ACQUISITIONS AND DISPOSITIONS OF OIL AND GAS PROPERTIES


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

        In May and June 1999 the Company sold its remaining Rocky Mountain oil and gas properties for an adjusted purchase price of approximately $15.5 million, of which approximately $9.1 million was utilized to reduce the credit facility.


        Pro Forma Results of Operations (unaudited)

        The following table reflects the pro forma results of operations as though the Ballard Acquisition had occurred on January 1, 1997. The pro forma amounts are not necessarily indicative of the results that may be reported in the future.

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                                    1997
                                                               --------------
                                                               (IN THOUSANDS)
        Revenues ...........................................   $      82,189
        Net loss before extraordinary item .................         (39,029)
        Net loss per share before extraordinary item .......           (3.76)

        Concho 1998 Sale. In November 1998, the Company consummated the sale of oil and gas properties to Concho Resources, Inc. for $8.1 million (the "Concho 1998 Sale"). These properties had assigned proved reserves of 16.7 Bcfe at October 1, 1998. Proceeds were used for general corporate purposes.


(5)     IMPAIRMENT OF LONG-LIVED ASSETS

        In order to determine whether an impairment had occurred at December 31, 1999 and 1998, the Company estimated the expected undiscounted future cash flows of its oil and gas properties on a depletable unit basis and compared such future cash flows to the carrying amount of the related oil and gas properties to determine if the carrying amount was recoverable. If the costs of a depletable unit did not appear to be recoverable, impairment on the depletable unit was recorded equal to the difference between the estimated present value and the costs. These estimates of net undiscounted cash flow and estimated present values for the Company's total proved and probable

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (THE INFORMATION AND AMOUNTS FOR 1999 ARE UNAUDITED)


oil and gas reserves were based upon the escalated prices. Based on this process, a noncash pre-tax writedown of $11,863,000 compared to $59,678,000 for 1998, in the carrying amount of the Company's proved properties was recorded at December 31, 1999.





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

        The net effect of the Company's commodity hedging activities increased oil and gas revenues for 1999 by $96,000 and $8.2 million in 1998. Revenues were reduced by $1.2 for the year ended December 31, 1997.

        The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at December 31, 1998. There were no hedge contracts outstanding at December 31, 1999:

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (THE INFORMATION AND AMOUNTS FOR 1999 ARE UNAUDITED)


                              OIL            GAS
                          DAILY VOLUME    DAILY VOLUME                            STRIKE PRICE
                            (Bbls)          (MMbtu)            TERM               PER Bbl/MMbtu
                          ------------    -------------        ----               -------------
At December 31, 1998:
     Oil: ..............      5,000              --        Jan 99              $13.50 - $16.40(a)
                              5,000              --        Feb 99 - Dec 99     $12.00 - $15.00(a)
                              5,000              --        Jan 00 - June 00    $13.50 - $16.40
     Gas: ..............         --          25,000        Jan 99 - Dec 01          $2.40(b)

At December 31, 1997:
     Oil: ..............      6,500              --        Jan 98 - Aug 98     $18.50 - $22.55(c)
     Gas: ..............         --           5,000        Jan 98 - Oct 98          $2.00(d)

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



(7)     FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998. SFASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (THE INFORMATION AND AMOUNTS FOR 1999 ARE UNAUDITED)


                                                                  1999                         1998
                                                       ------------------------      ------------------------
                                                       CARRYING         FAIR         CARRYING         FAIR
                                                        AMOUNT          VALUE         AMOUNT          VALUE
                                                       ---------      ---------      ---------      ---------
                                                                           (IN THOUSANDS)
Financial Assets:
     Cash, cash equivalents and restricted cash ....   $  13,418      $  13,418      $   5,251      $   5,251
     Receivables (trade) ...........................       1,150          1,150          4,484          4,484
     Receivables (oil and gas sales) ...............       4,558          4,558          5,673          5,673
     Commodity swap and option contracts ...........          --             --             --           (297)
     Gas imbalances receivable .....................       1,879          2,322          1,532          1,871
     Notes receivable - affiliate ..................         104            104             63             63

Financial liabilities:
     Payable (trade) ...............................       5,913          5,913         26,183         26,183
     Long-term debt ................................     227,490        227,490        221,881        175,101
     Interest rate swap ............................          --             --             47            138

        The carrying amounts shown in the table are included in the statement of consolidated balance sheets under the indicated captions.

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

        Gas imbalances receivable: The carrying amount reflects the net quantity of gas imbalances receivable based upon current prices at December 31, 1999 and 1998. The fair value is comprised of the volumes of natural gas overproduced or underproduced valued at the average spot prices in effect at December 31, 1999 and 1998.

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

        Long-term debt: The fair value of the Company's long-term debt is based upon the quoted market price for the senior notes at December 31, 1999 and 1998, and the carrying amounts outstanding under the credit facilities at December 31, 1999 and 1998 (see Note 8 for a complete discussion of long-term debt).

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (THE INFORMATION AND AMOUNTS FOR 1999 ARE UNAUDITED)

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


(8)     LONG-TERM DEBT

        Long-term debt consists of the following (thousands):

                                                           DECEMBER 31,
                                                      ----------------------
                                                        1999          1998
                                                      --------      --------
        10.25% Senior Notes due 2006 ...........      $181,550      $181,780
        Revolving Credit Facility ..............        26,453        40,000
        Other ..................................        19,487           101
                                                      --------      --------
                                                       227,490       221,881
                  Less current maturities ......        45,940        40,101
                                                      --------      --------
                                                      $181,550      $181,780
                                                      ========      ========

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

        At December 31, 1999, the Company was in violation of certain covenant requirements of its Revolving Credit Facility. Due to this non-compliance in 1999, the Company has continued to classify the balance of its long-term debt under the Revolving Credit Facility as a current liability at December 31, 1999.

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (THE INFORMATION AND AMOUNTS FOR 1999 ARE UNAUDITED)

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

        In January 1998, the Company issued an additional $80 million aggregate principal amount of 10.25% Senior Notes due October 1, 2006 (the "1998 Notes"). The notes were sold at a premium (102.5%) and interest is payable April 1 and October 1, commencing April 1, 1998. The 1998 Notes may not be redeemed prior to October 1, 2001, and thereafter at a premium reducing to par, plus interest, by maturity. The 1998 Notes are subject to the same terms and conditions as the Notes. Net proceeds from the sale of the 1998 Notes of approximately $80.2 million were used to repay the Acquisition Credit Facility in full, all but $500,000 of the Revolving Credit Facility and the remainder was used for general corporate working capital needs.

        The Company paid interest on long-term debt of $15,443,958, $17,915,404, $12,198,937 in 1999, 1998 and 1997, respectively.

(9)     INCOME TAXES

        Concurrent with the Offerings, the Company became a tax paying entity for U.S. Federal income tax purposes. At that date, the tax basis of the Company's assets and liabilities exceeded the book basis by approximately $3,500,000, resulting in a deferred tax asset of approximately $1,200,000. A valuation allowance was provided for 100% of this deferred tax asset.

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (THE INFORMATION AND AMOUNTS FOR 1999 ARE UNAUDITED)

        Income tax provision (benefit) and amounts separately allocated were as follows (thousands):

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                                  1998              1997
                                                 -----             -----
Income (loss) before extraordinary item          $  --             $ 152
Extraordinary loss resulting from early
     extinguishment of debt                         --              (129)
                                                 -----             -----
                                                 $  --             $  23
                                                 =====             =====

        In 1998 and 1997, the Company's effective tax rate differs from the U.S. Federal statutory rate primarily because of a valuation allowance established for net operating loss carryforwards, as discussed below.

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                                    DECEMBER 31,
                                                            ---------------------------
                                                              1998               1997
                                                            --------           --------
Deferred tax assets (liabilities):
     Net operating loss carryforwards                       $ 25,594           $ 15,331
     Accounts receivable and notes receivable                    302                 73
     Interest rate swap agreements                               (16)               (16)
     Oil and gas properties, principally due
       to differences in depletion impairment
       and the deduction of intangible drilling
       costs for tax purposes                                 20,135              1,253
     Other                                                       477              1,292
                                                            --------           --------
Net deferred tax asset                                        46,492             18,065
Valuation allowance of net deferred tax asset                (46,492)           (18,065)
                                                            --------           --------
Net deferred tax asset, net of valuation allowance                --                 --
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

        At December 31, 1999, the Company has net operating loss carryforwards of approximately $195.5 million, which are available to offset future regular taxable income, if any. The carryforwards expire December 31, 2011 through 2014. On December 17, 1998, concurrent with the issuance of common stock to Pioneer (as discussed in Note 18), the Company incurred a change of control under Sec. 382 of the Internal Revenue Code. As such, utilization of the net operating loss carryforwards in the amount of $79.0 million is limited to approximately $4.9 million per year through 2013. Any unused portion of the yearly limitation may be carried forward and added to the subsequent years limitation.

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (THE INFORMATION AND AMOUNTS FOR 1999 ARE UNAUDITED)

(10)    COMMITMENTS AND CONTINGENCIES

        Leases

        The Company leases equipment and office facilities under operating leases on which rental expense for the years ended December 31, 1999, 1998, and 1997 was $573,832, $617,680 and $376,978, respectively. Future minimum lease commitments under noncancellable operating leases at December 31, 1999 are as follows (thousands):

      2000 ............................................     526,436
      2001 ............................................      32,103
      2002 ............................................          --
      2003 ............................................          --
Thereafter ............................................          --

        Employment Agreements

        In 1996, the Company entered into employment agreements with three of its executive officers. The employment agreements are each for three years and each will automatically renew for successive one-year periods thereafter unless the employee is notified to the contrary. These employment agreements provide for base annual salary levels totaling $735,000 for 1999.

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

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (THE INFORMATION AND AMOUNTS FOR 1999 ARE UNAUDITED)

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

        Letters of Credit

        As a result of certain bonding requirements, the Company has caused an irrevocable letter of credit to be issued by a bank totaling $96,000. As of December 31, 1999, no amount had been drawn on this letter of credit.


(11)    401(k) PLAN

        The Company has established a qualified cash or deferred arrangement under IRS code section 401(k) covering substantially all employees. Under the plan, the employees have an option to make elective contributions of a portion of their eligible compensation, not to exceed specified annual limitations, to the plan and the Company has an option to match a percentage of the employee's contribution. The Company has made matching contributions to the plan totaling $111,903, $153,676, and $122,336, in 1999, 1998 and 19967, respectively.


(12)    CONVERTIBLE PREFERRED STOCK

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


(13)    STOCK-BASED COMPENSATION

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

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (THE INFORMATION AND AMOUNTS FOR 1999 ARE UNAUDITED)

price of each option granted under the plan will be the fair market value (as reported on the Nasdaq National Market) of the Common Stock at the time the option is granted and may be paid either in cash, shares of Common Stock or a broker-assisted cashless transaction. Each option will be exercisable immediately, and will expire ten years from the date of grant.

        During the years ended December 31, 1998 and 1997, options on 15,000 shares were granted under this plan, leaving 70,000 options available for future grant under the plan as of December 31, 1998. The options granted during 1998 and 1997 have a term of ten (10) years and an exercise price of $10.88 per share, a price equal to the market price on the date of grant. The weighted average fair value, as calculated under the provisions of FAS 123, of the options granted in 1998 was $5.88 per share. No options were granted in 1999.




        Bonus Incentive Plan

        The Bonus Incentive Plan provides that the Compensation Committee of the Board of Directors each year may award bonuses in cash, Common Stock, or some combination thereof, to those officers, directors, employees and advisors of the Company or a subsidiary of the Company, who the Committee determines have contributed to the success of the Company. A total of 150,000 shares of Common Stock has been authorized and reserved for issuance under the plan, subject to adjustments to reflect changes in the Company's capitalization resulting from stock splits, stock dividends and similar events. All officers, directors, employees and advisors of the Company or a subsidiary of the Company who have completed a minimum of 180 days of service and are employed or retained by the Company or such subsidiary on the last day of the plan year, are eligible to participate in the plan. Bonus awards will be determined based upon a number of factors, including performance and salary level of the participant and the financial performance of the Company and its subsidiaries. Bonuses, if any will be awarded after review and upon approval of the Committee within 120 days after the end of each fiscal year, subject to the terms and conditions of the plan. No awards under the Bonus Incentive Plan were made during the year ended December 31, 1999.

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

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (THE INFORMATION AND AMOUNTS FOR 1999 ARE UNAUDITED)

stock appreciation right with respect to which the bonus was granted. The Board of Directors may amend without stockholder approval, in any respect other than any amendment that requires stockholder approval by law, and may modify any outstanding option, including the repricing of non-qualifying options, with the consent of the option holder.

        No options were issued under this plan during 1999, 1998 or 1997. During 1996, the Company granted 711,750 stock options pursuant to the 1996 Stock Option Plan, of which 1,500 shares were exercised in 1997. There were 547,750 options available for future grant under the plan as of December 31, 1998. The options granted during 1996 have a term of ten (10) years and an exercise price of $12.50 per share, a price equal to the market price on the date of the grant. The weighted average fair value, as calculated under the provision of SFAS 123, of the options granted in 1996 was $6.73 per share.


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

                               1998                 1997
                            ---------           ----------
Net loss                    $(100,331)          $  (37,740)
Net loss per share             (10.02)               (3.63)

        Under SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998 and 1997:

                                   1998         1997
                                 -------      -------
Risk-free interest rate            5.50%        6.25%
Expected life                    5 years      5 years
Expected volatility                  56%          80%
Expected dividend yield               0%           0%

(14)    RELATED PARTY TRANSACTIONS

        Certain members and officers of the Company have owned interests in and held positions with A&P Meter Service and Supply, Inc. ("A&P"), CSL, 511 Tex L.C. ("511 Tex"), and Valley.

        Advances from the Company to A&P have been consolidated into two promissory notes. The first note, which was originally executed December 31, 1994, totals $390,000, including accrued interest. The note bears interest at a floating rate equal to the "prime rate" plus 1.0%. No principal or interest payments are due until the maturity of the note at December 31, 2004. The note is secured by a second lien on A&P's accounts receivable, inventory and equipment. The second note is in the amount of $294,000, including accrued interest and is dated May 22, 1996. The note is unsecured and is payable upon demand. During 1998, the Company recorded a provision for the remaining unreserved balance of the notes receivable, to reflect the uncertainty of collection. During 1999, 1998 and 1997, the Company paid $54,159, $574,971 and $561,343, respectively, to A&P for goods and services provided.

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (THE INFORMATION AND AMOUNTS FOR 1999 ARE UNAUDITED)

(15)    OIL AND GAS EXPENDITURES

        The following table reflects costs incurred in oil and gas property acquisition, exploration and development activities:

                                    YEARS ENDED DECEMBER 31,
                                   --------------------------
                                     1998              1997
                                   --------          --------
Property acquisition costs:
     Proved                        $ 11,144          $ 25,731
     Unproved                         2,668            32,415
Exploration                          32,603            16,194
Development                          15,192            43,942
                                   --------          --------
                                     61,607           118,282
                                   ========          ========

(16)    TERMINATION OF PIONEER ACQUISITION

        In September 1998, Costilla entered into an agreement with Pioneer Natural Resources USA, Inc. ("Pioneer") to acquire certain oil and gas properties (the Pioneer Acquisition Properties") for $410 million. As part of this agreement, Costilla made a $25 million forfeitable deposit plus an additional $26 million would be paid if the transaction did not close in December 1998. In December 1998, the previous agreement was terminated and replaced by a new agreement. Pioneer retained the $25 million deposit and Costilla issued three million shares of its common stock and relinquished its right to a property interest. In return, Costilla executed a new agreement to purchase the Pioneer Acquisition Properties for $294 million. This agreement terminated on March 31, 1999, and Costilla and Pioneer then entered into a new agreement whereby Costilla would acquire certain of the Pioneer Acquisition Properties for $250 million. In connection with the new agreement, the Company issued to Pioneer one million shares of its common stock. The new agreement terminated by its terms on April 15, 1999 and the related costs, none of which are recoverable, were expensed. The Company is reviewing potential causes of action against Pioneer related to this transaction.

         The loss on the termination of the Pioneer acquisition consists of the following:


                                                        (in thousands)
                                                         ------------
Cash Deposits                                              $25,000
Four million shares of Costilla common stock                13,700
Oil & gas property assigned to Pioneer                       3,558
Interest capitalized for acquisition                         1,012
Due diligence, legal, accounting and engineering             4,511
                                                           -------
         Total loss on termination of acquisition          $47,781
                                                           -------

                              COSTILLA ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (THE INFORMATION AND AMOUNTS FOR 1999 ARE UNAUDITED)

(17)    SUBSEQUENT EVENTS

        Debtor's Plan of Reorganization (Liquidation), Restated to Reflect All Amendments and Modifications (the "Chapter 11 Plan") of Costilla Energy, Inc. (the "Company") in its bankruptcy proceeding became effective on October 1, 2000 (the "Effective Date"). The Bankruptcy Court approved the Chapter 11 Plan by its Order Confirming Debtor's Plan of Reorganization (Liquidation), as Restated to Reflect All Amendments and Modifications entered on September 15, 2000.

        Substantially all of the oil and gas assets of the Company were sold on June 15, 2000. Accordingly, the material feature of the Chapter 11 Plan relate to the distribution of the proceeds from that sale, the creation of a liquidating trust, and the cancellation of all of the equity interests of the Company. With respect to the distribution of the sale proceeds, the estimated recovery for various classes of claims under the Chapter 11 Plan as set forth in the Disclosure Statement with respect to Debtor's Plan of Reorganization (Liquidation), as Amended (the "Disclosure Statement"), are as follows (assuming net proceeds available for distribution of approximately $116,000,000 as provide in the Disclosure Statement and other assumptions provided therein): secured claims, 100%; administrative and priority claims, 100%; administrative convenience unsecured claims, 100%; general unsecured claims including the Company's 10 1/4% Senior Notes due 2006, 44%; and equity interests, 0. The amount available for distribution is subject to adjustment related to post-confirmation liquidation expenses and activities.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 2.1           Debtor's Plan of Reorganization (Liquidation) Restated to Reflect
               All Amendments and Modifications dated September 15, 2000;
               incorporated by reference to the Company's Current Report on Form
               8-K filed on October 13, 2000

*2.2           Disclosure Statement With Respect to Debtor's Plan of
               Reorganization (Liquidation), as Amended, dated July 28, 2000

 2.3 Order Confirming Debtor's Plan of Reorganization (Liquidation), as Restated to Reflect All Amendments and Modifications, filed
               September 15, 2000; incorporated by reference to the Company's
               Current Report on Form 8-K filed October 13, 2000

 3.1 Certificate of Incorporation of the Company; incorporated by reference to Registration Statement on Form S-1, File No.
               333-08909

 3.2           Bylaws of the Company; incorporated by reference to Registration
               Statement on Form S-1, File No. 333-08909

 4.1           Form of Notes or Global Certificate (included as Exhibit A to
               Exhibit 4.2); incorporated by reference to Registration Statement on Form S-1, File No. 333-08909

4.2            Indenture dated as of October 1, 1996 by and between State Street
               Bank and Trust Company, as Trustee, and the Company, as Issuer;
               incorporated by reference to Registration Statement on Form S-1, File No. 333-08909

4.3 First Supplemental Indenture dated January 16, 1998 by and between State Street Bank and Trust Company, as Trustee, and the
               Company, as Issuer (including form of Global Certificate);
               incorporated by reference to the Company's Annual Report on Form
               10-K for the year ended December 31, 1997

4.4            Form of Note; incorporated by reference to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1997

4.5 Form of Stock Certificate; incorporated by reference to Registration Statement on Form S-1, File No. 333-08913

10.1           Option to Purchase Agreement dated December 16, 1998 between
               Pioneer Natural Resources USA, Inc., Pioneer Resources Producing,
               L.P. and the Company; incorporated by reference to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1998

10.2           Purchase and Sale Agreement dated December 16, 1998 between
               Pioneer Natural Resources USA, Inc., Pioneer Resources Producing,
               L.P. and the Company; incorporated by reference to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1998

10.3 Sixth Amendment to Amended and Restated Credit Agreement dated as of November 19, 1998 between Bankers Trust Company, as Agent,
               Union Bank of California, N.A., as Co-Agent, and the Company;
               incorporated by reference to the Company's Annual Report on Form
               10-K for the year ended December 31, 1998

10.4           Purchase and Sale Agreement dated April 1, 1999 by and between
               Costilla Energy, Inc. and Pioneer Natural Resources USA, Inc. and
               Pioneer Resources Producing, L.P.; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
               March 31, 1999

10.5 Seventh Amendment to Amended and Restated Credit Agreement dated as of March 9, 1999 between Bankers Trust Company, as Agent,
               Union Bank of California, N.A., as Co-Agent and Costilla Energy,
               Inc.; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

10.6 Eighth Amendment to Amended and Restated Credit Agreement dated as of March 9, 1999 between Bankers Trust Company, as Agent,
               Union Bank of California, N.A., as Co-Agent and Costilla Energy,
               Inc.; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

10.7           Purchase and Sale Agreement dated February 2, 1999 between
               Costilla Energy, Inc. and Ballard Petroleum LLC; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
10.8           Ninth Amendment to Amended and Restated Credit Agreement dated as of May 12, 1999 between Bankers Trust Company, as Agent, Union
               Bank of California, N.A., as Co-Agent and Costilla Energy, Inc.;
               incorporated by reference to the Company's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 1999

10.9 Tenth Amendment to Amended and Restated Credit Agreement dated as of May 27, 1999 between Bankers Trust Company, as Agent, Union
               Bank of California, N.A., as Co-Agent and Costilla Energy, Inc.;
               incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

10.10 Eleventh Amendment to Amended and Restated Credit Agreement dated as of June 17, 1999 between Bankers Trust Company, as Agent,
               Union Bank of California, N.A., as Co-Agent and Costilla Energy,
               Inc.; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

10.11          Twelfth Amendment to Amended and Restated Credit Agreement dated as of August 16, 1999 between Bankers Trust Company, as Agent, and the Company; incorporated by reference to the Company's
               Quarterly Report on Form 10-Q for the quarter ended September,
               1999

10.12          Asset Purchase Agreement by and between Costilla Energy, Inc. and
               Louis Dreyfus Natural Gas Corp. dated April 20, 2000;
               incorporated by reference to the Company's Current Report on Form
               8-K filed June 22, 2000

----------

* Filed herewith. All other exhibits are incorporated by reference to the filing indicated.