Form 10-Q
period 2000-03-31
COSTILLA ENERGY INC
filed 2001-04-02
CIK 1018980

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                               YES [ ] NO [X]

THERE ARE ZERO SHARES OF REGISTRANT'S COMMON STOCK CURRENTLY OUTSTANDING. ALL SUCH SHARES WERE CANCELED AS OF THE EFFECTIVE DATE OF THE REGISTRANT'S CHAPTER 11 PLAN AS DESCRIBED THEREIN.

================================================================================

                              COSTILLA ENERGY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS




                                                                                 Page
                                                                                 ----
                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 2000 and
            December 31, 1999 (unaudited).......................................   4

           Consolidated Statements of Operations for the three months
            ended March 31, 2000 and 1999 (unaudited)...........................   5

           Consolidated Statements of Cash Flows for the three months
            ended March 31, 2000 and 1999 (unaudited)...........................   6

           Notes to Consolidated Financial Statements (unaudited)...............   7

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................................   9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........  10


                           PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.....................................  11

Signatures......................................................................  12

                  SPECIAL NOTE REGARDING BANKRUPTCY PROCEEDINGS


            Costilla Energy, Inc. (the "Company") filed Chapter 11 bankruptcy on September 3, 1999 in a case styled In Re: Costilla Energy, Inc. Case No. 99-70653, in the United States Bankruptcy Court for the Western District of Texas, Midland Division. The Company conducted its business as debtor in possession from the date of filing of the bankruptcy through the sale of all of the oil and gas assets of the Company in June 2000 and until confirmation of the Company's Plan of Reorganization (Liquidation) as Amended, on September 15, 2000, effective October 1, 2000 (the "Plan"). The Plan provides, among other things, for the establishment of a liquidating trust, distributions to creditors at the discretion of the trustee of the liquidating trust, and the cancellation of all of the Company's common stock, preferred stock and other equity securities. As a result, effective October 1, 2000 the Company had no shareholders, and was and continues to be under the management and control of the trustee of the liquidating trust subject to the terms of the Plan and the supervision of the bankruptcy court. A more detailed discussion of these and related matters is set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K").

            The information contained herein is provided as of the date of the period covered by this report. The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. However, as a result of the bankruptcy filing, the sale of all of the Company's oil and gas assets in June 2000 and the confirmation of a plan of reorganization (liquidation) in September 2000, the carrying amounts of all assets may not be realized and certain liabilities will be settled for less than the amounts recorded. Therefore, no analysis or information is provided with respect to the Company as a going concern, whether in terms of capital resources, capital expenditures or otherwise, due to the liquidation of the Company in the bankruptcy as discussed above. Discussions of material events which occurred subsequent to the period covered by this report are contained in the 1999 10-K and Current Reports on Form 8-K filed throughout 2000 and the exhibits thereto.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                              COSTILLA ENERGY, INC.
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       MARCH 31,     DECEMBER 31,
                                                                         2000            1999
                                                                     ------------    ------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                       $     12,802    $     13,418
     Accounts receivable:
          Trade, net                                                          819           1,254
          Oil and gas sales                                                 5,025           4,558
     Prepaid and other current assets                                         409             434
                                                                     ------------    ------------
               Total current assets                                        19,055          19,664
                                                                     ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
     Oil and gas properties, using the successful efforts
      method of accounting:
          Proved properties                                               155,906         154,158
          Unproved properties                                               6,009           5,956
     Accumulated depletion, depreciation and amortization                 (90,946)        (88,749)
                                                                     ------------    ------------
                                                                           70,969          71,365
     Other property and equipment, net                                      2,177           2,413
                                                                     ------------    ------------
               Total property, plant and equipment                         73,146          73,778
                                                                     ------------    ------------
OTHER ASSETS:
     Deferred charges                                                       5,376           5,590
     Deferred hedge charges                                                 8,767          10,895
     Other                                                                  1,910           1,969
                                                                     ------------    ------------
               Total other assets                                          16,053          18,454
                                                                     ------------    ------------
                                                                     $    108,254    $    111,896
                                                                     ============    ============
          LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES NOT SUBJECT TO COMPROMISE:
     Current maturities of long-term debt                            $     45,940    $     45,940
     Trade accounts payable                                                 2,423           3,142
     Undistributed revenue                                                  2,083           2,477
     Other current liabilities                                              1,431           2,160
                                                                     ------------    ------------
               Total liabilities not subject to compromise                 51,877          53,719
                                                                     ------------    ------------
LIABILITIES SUBJECT TO COMPROMISE:
     Trade accounts payable                                                 2,491           2,771
     Other current liabilities                                              7,790           7,790
     Long-term debt                                                       181,493         181,550
                                                                     ------------    ------------
               Total liabilities subject to compromise                    191,774         192,111
                                                                     ------------    ------------
STOCKHOLDERS' DEFICIT :
     Preferred stock, $.10 par value (3,000,000 shares authorized;
      50,000 shares outstanding at March 31, 2000 and December
      31, 1999                                                                  5               5
     Common stock, $.10 par value (100,000,000 shares authorized;
      14,101,580 shares outstanding at March 31, 2000 and
      December 31, 1999)                                                    1,410           1,410
     Additional paid-in capital                                            96,030          96,030
     Retained deficit                                                    (232,842)       (231,379)
                                                                     ------------    ------------
               Total stockholders' deficit                               (135,397)       (133,934)
                                                                     ------------    ------------
COMMITMENTS AND CONTINGENCIES                                                  --              --
                                                                     ------------    ------------
                                                                     $    108,254    $    111,896
                                                                     ============    ============

See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                              --------------------------
                                                 2000           1999
                                              -----------    -----------
REVENUES:
   Oil and gas sales                          $     9,661    $    12,764
   Interest and other                                 155             11
   Gain on sale of assets                              38             (2)
                                              -----------    -----------

                                                    9,854         12,773
                                              -----------    -----------

EXPENSES:

   Oil and gas production                           3,524          6,005
   General and administrative                       1,881          2,920
   Exploration and abandonments                       708          1,119
   Depreciation, depletion and amortization         3,527          5,182
   Loss on termination of purchase option              --         47,488
   Interest                                         1,175          4,987
   Loss on commodity transactions                     502             --
                                              -----------    -----------

                                                   11,317         67,701
                                              -----------    -----------


NET LOSS                                      $    (1,463)   $   (54,928)
                                              ===========    ===========

CUMULATIVE PREFERRED STOCK DIVIDEND           $        --    $     1,000
                                              ===========    ===========

LOSS BEFORE EXTRAORDINARY ITEM
   APPLICABLE TO COMMON EQUITY                $    (1,463)   $   (55,928)
                                              ===========    ===========

NET LOSS APPLICABLE TO COMMON EQUITY          $    (1,463)   $   (55,928)
                                              ===========    ===========

LOSS PER SHARE:
   Loss before extraordinary item             $     (0.10)   $     (4.36)


   Extraordinary loss resulting from early
      extinguishment of debt                           --             --
                                              -----------    -----------

   NET LOSS                                   $     (0.10)   $     (4.36)
                                              ===========    ===========


WEIGHTED AVERAGE SHARES OUTSTANDING                14,102         12,814
                                              ===========    ===========


    See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     --------------------------
                                                                        2000           1999
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     NET LOSS                                                        $    (1,463)   $   (54,928)

     ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:

        Depreciation, depletion and amortization                           3,527          5,182
        Exploration and abandonments                                         407            202
        Amortization of deferred charges                                   1,783            156
        Loss on termination of purchase option                                --         46,985
        Gain (loss) on sale of oil and gas properties                         (1)             2
        Gain (loss) on investment transactions                               502             --
                                                                     -----------    -----------

                                                                           4,755         (2,401)

        Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                        (32)         1,230
           Decrease (increase) in other assets                                84             78
           Increase (decrease) in accounts payable                        (1,394)        (6,837)
           Increase (decrease) in other liabilities                         (729)         4,227
           Increase (decrease) in deferred revenue                            --          2,880
                                                                     -----------    -----------

               Net cash provided by (used in) operating activities         2,684           (823)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to oil and gas properties                                  (3,298)        (3,618)
     Proceeds from sale of oil and gas properties                             --         14,493
     Additions to other property and equipment                                (2)           (27)
                                                                     -----------    -----------
               Net cash used in investing activities                      (3,300)        10,848
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowings under long-term debt                                          --             --
     Payments of long-term debt                                               --        (12,022)
     Deferred loan and financing costs                                        --             --
                                                                     -----------    -----------

               Net cash provided by (used in) financing activities            --        (12,022)
                                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (616)        (1,997)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            13,418          5,251
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    12,802    $     3,254
                                                                     ===========    ===========


See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            The interim financial information as of March 31, 2000, and for the three months ended March 31, 2000 and 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the unaudited financial statements for the year ended December 31, 1999.

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

            There were no hedge contracts outstanding at December 31, 1999 or March 31, 2000.

3. TERMINATION OF PIONEER ACQUISITION

            In September 1998, Costilla entered into an agreement with Pioneer Natural Resources USA, Inc. ("Pioneer") to acquire certain oil and gas properties (the "Pioneer Acquisition Properties") for $410 million. As part of this agreement, Costilla made a $25 million forfeitable deposit plus an additional $16 million would be paid if the transaction did not close in December 1998. In December 1998, the previous agreement was terminated and replaced by a new agreement. Pioneer retained the $25 million deposit and Costilla issued three million shares of its commons stock and relinquished its right to a property interest. In return, Costilla executed a new agreement to purchase the Pioneer

Acquisition Properties for $294 million. This agreement terminated on March 31, 1999, and Costilla and Pioneer then entered into a new agreement whereby Costilla would acquire certain of the Pioneer Acquisition Properties for $250 million. In connection with the new agreement, the Company issued to Pioneer one million shares of its common stock. The new agreement terminated by its terms on April 15, 1999 and the related costs, none of which are recoverable, were expensed. The Company is review potential causes of action against Pioneer related to this transaction.

            The loss on the termination of the Pioneer acquisition consists of the following:

                                                                    (in thousands)
                                                                     ------------
                  Cash Deposit                                       $     25,000
                  Four million shares of Costilla common stock             13,700
                  Oil & gas property assigned to Pioneer                    3,558
                  Interest capitalized for acquisition                      1,012
                  Due diligence, legal, accounting and engineering          4,218
                                                                     ------------
                   Total loss on termination of acquisition          $     47,488
                                                                     ============

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


 Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

            The Company's oil and gas revenues for the three months ended March 31, 2000 were $9,660,000, representing a decrease of $3,104,000 (24%) from revenues of $12,764,000 in 1999. Lower commodity prices accounted for a decrease in revenues of $3,344,193. This was partially offset by higher oil and gas prices. The average oil price per barrel received in 2000 was $25.04 compared to $10.38 in 1999, a 141% increase, and the average gas price received in 2000 was $2.04 compared to $1.89 in 1999, a 8% increase.

            Oil and gas production was 4,011 MMcfe in 2000 compared to 6,937 MMcfe in 1999, a 42% decrease. Actual oil production was down from 359,000 Bbls for the three months ended March 31, 1999, to 116,000 Bbls for 2000. Gas production decreased for the same period from 4,783 Mmcf to 3,315 Mmcf. Oil production declined to a combination of normal production decline and the sale of significant oil properties in mid-1999. Gas production declined due to normal production decline with no replacement of production from new drilling due to the Company's restricted liquidity.

            Oil and gas production costs for the three month period ended March 31, 2000 were $3,523,000 ($0.87 per Mcfe), compared to $6,005,000 in 1999 ($0.87 per Mcfe), representing a decrease of $2,482,000 (41%), due principally to the sale of certain oil and gas properties in 1999.

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

            General and administrative expenses for the three months ended March 31, 2000 were $1,881,000, representing an decrease of $1,039,000 (36%) from 1999 of $2,920,000. The 1999 period included a one time bank fee of $720,000 which reduces the normal general and administrative expenses for the period to $2,200,000, a reduction of $1161,000 (52%) from the 1999 period. The Company's agreement with Ballard Petroleum to reimburse Ballard for certain general and administrative expenses was terminated effective March 1, 1999 and is expected to result in a savings of approximately $124,000 per month. Subsequent to March 31, 1999 the Company further reduced its staff and related expenses by approximately $225,000 monthly, the effect of which was realized beginning approximately June 1, 1999.

            Exploration and abandonment expense decreased to $708,000 for the three months ended March 31, 2000 compared to $1,111,000 in 1999. Dry hole and abandonment costs decreased to $19,143 in 2000 from $373,000 in 1999. The Company incurred $0 of seismic costs for the three months ended March 31, 2000, compared to $500,000 in the comparable period in 1999. The Company incurred $63,739 of other geological and geophysical costs during the three month period ended March 31, 2000 compared to $246,000 for the same period in 1999. The decrease in exploration and abandonments expense was primarily related to the Company's restricted exploratory drilling activities in 2000 compared to 1999.

            Depreciation, depletion and amortization ("D D & A") expense for the three month period ended March 31, 2000 was $3,527,000 compared to $5,182,000 for 1999, representing a decrease of $1,655,000 (32%). During the 2000 period, D D & A on oil and gas production was provided at an average rate of $0.75 per Mcfe compared to $0.75 per Mcfe for 1999. The decrease was primarily due to sale of properties in mid-1999 and reduced production volumes.

            Interest expense was $1,174,000 for the three months ended March 31, 2000, compared to $4,987,000 for the comparable period in 1999. The $3,813,000 (76%) decrease was primarily attributable to the termination of interest accrual on 10 1/4% notes which was partially offset by increase in bank interest rates on the Company's revolver.

            Results of operations for the three months ended March 31, 2000 and March 31, 1999 include no extraordinary charges.


LIQUIDITY AND CAPITAL RESOURCES

            Due to the Company's sale of all of its oil and gas assets in June 2000 and the plan under which it is currently being liquidated, no information is being provided.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Since the Company had no hedging instruments in place at December 31, 1999 or March 31, 2000, and due to the sale of all of its oil and gas assets in June 2000, no information is provided.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS
 NONE.






REPORTS ON FORM 8-K

         The Company has filed the following reports on Form 8-K during this quarter:

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


                                   COSTILLA ENERGY, INC.




Date:  March 30, 2001              By: /s/ BOBBY W. PAGE
                                       ------------------------------------
                                       Bobby W. Page
                                       Plan Trustee of the
                                       Costilla Liquidating Trust