Form 10-Q
period 2000-06-30
COSTILLA ENERGY INC
filed 2001-04-02
CIK 1018980

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


          [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                              COSTILLA ENERGY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                     Page
                                                                                     ----
                              PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements

            Consolidated Balance Sheets as of  June 30, 2000 and
              December 31, 1999 (unaudited)........................................   4

            Consolidated Statements of Operations for the three and six months
              ended June 30, 2000 and 1999 (unaudited).............................   5

            Consolidated Statements of Cash Flows for the three and six months
              ended June 30, 2000 and 1999 (unaudited).............................   6

            Notes to Consolidated Financial Statements (unaudited).................   7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................................   9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.............  11


                                PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K.......................................  12

Signatures.........................................................................  13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             COSTILLA ENERGY, INC.
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                             JUNE 30,   DECEMBER 31,
                                                                               2000         1999
                                                                            ---------   ------------
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                $ 142,054    $  13,418
   Accounts receivable:
        Trade, net                                                                708        1,254
        Oil and gas sales                                                       3,037        4,558
   Prepaid and other current assets                                               297          434
                                                                            ---------    ---------
           Total current assets                                               146,096       19,664
                                                                            ---------    ---------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Oil and gas properties, using the
     successful efforts method of accounting:
        Proved properties                                                         462      154,158
        Unproved properties                                                        21        5,956
   Accumulated depletion, depreciation and amortization                           (34)     (88,749)
                                                                            ---------    ---------
                                                                                  449       71,365
   Other property and equipment, net                                            1,768        2,413
                                                                            ---------    ---------
           Total property, plant and equipment                                  2,217       73,778
                                                                            ---------    ---------
OTHER ASSETS:
   Deferred charges                                                             5,161        5,590
   Deferred hedge charges                                                       6,638       10,895
   Other                                                                        1,856        1,969
                                                                            ---------    ---------
           Total other assets                                                  13,655       18,454
                                                                            ---------    ---------
                                                                            $ 161,968    $ 111,896
                                                                            =========    =========
        LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES NOT SUBJECT TO COMPROMISE:
   Current maturities of long-term debt                                     $  45,940    $  45,940
   Trade accounts payable                                                       1,892        3,142
   Undistributed revenue                                                        1,686        2,477
   Other current liabilities                                                    1,681        2,160
                                                                            ---------    ---------
           Total liabilities not subject to compromise                         51,199       53,719
                                                                            ---------    ---------
LIABILITIES SUBJECT TO COMPROMISE:
   Trade accounts payable                                                       2,099        2,771
   Other current liabilities                                                    7,790        7,790
   Long-term debt                                                             181,435      181,550
                                                                            ---------    ---------
           Total liabilities subject to compromise                            191,324      192,111
                                                                            ---------    ---------
STOCKHOLDERS' DEFICIT :
   Preferred stock, $.10 par value (3,000,000 shares authorized;
    50,000 shares outstanding at June 30, 2000 and December 31, 1999                5            5
   Common stock, $.10 par value (100,000,000 shares authorized;
    14,101,580 shares outstanding at June 30, 2000 and December 31, 1999)       1,410        1,410


   Additional paid-in capital                                                  96,030       96,030
   Retained deficit                                                          (178,000)    (231,379)
                                                                            ---------    ---------
           Total stockholders' deficit                                        (80,555)    (133,934)
                                                                            ---------    ---------
COMMITMENTS AND CONTINGENCIES                                                      --           --
                                                                            ---------    ---------
                                                                            $ 161,968    $ 111,896
                                                                            =========    =========

See accompanying notes to consolidated financial statements.

                             COSTILLA ENERGY, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30,               JUNE 30,
                                             -------------------    -------------------
                                               2000       1999        2000       1999
                                             --------   --------    --------   --------
REVENUES:
  Oil and gas sales                          $  9,361   $ 12,288    $ 19,023   $ 25,052
  Interest and other                              539          5         694         16
  Gain on sale of assets                       55,349        253      55,385        251
                                             --------   --------    --------   --------

                                               65,249     12,546      75,102     25,319
                                             --------   --------    --------   --------

EXPENSES:

  Oil and gas production                        3,015      4,713       6,537     10,718
  General and administrative                    3,354      2,446       5,233      5,366
  Exploration and abandonments                    125        412         833      1,531
  Depreciation, depletion and amortization      2,603      5,205       6,130     10,387
  Loss on termination of purchase option           --         74          --     47,562
  Impairment                                       --      9,154          --      9,154
  Loss on commodity transactions                   --      1,793         502      1,793
  Interest                                      1,314      5,560       2,488     10,547
                                             --------   --------    --------   --------

                                               10,411     29,357      21,723     97,058
                                             --------   --------    --------   --------


NET INCOME (LOSS)                            $ 54,838   $(16,811)   $ 53,379   $(71,739)
                                             ========   ========    ========   ========

CUMULATIVE PREFERRED STOCK DIVIDEND          $     --   $     --    $     --   $  1,000
                                             ========   ========    ========   ========

NET LOSS APPLICABLE TO COMMON EQUITY         $ 54,838   $(16,811)   $ 53,379   $(72,739)
                                             ========   ========    ========   ========

  INCOME (LOSS) PER SHARE                    $   3.89   $  (1.20)   $   3.79   $  (5.42)
                                             ========   ========    ========   ========


WEIGHTED AVERAGE SHARES OUTSTANDING            14,102     14,025      14,102     13,423
                                             ========   ========    ========   ========


See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30,                    JUNE 30,
                                                                     ------------------------      ------------------------
                                                                        2000           1999           2000           1999
                                                                     ---------      ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

    NET LOSS                                                         $  54,838      $ (16,811)     $  53,379      $ (71,739)

    ADJUSTMENTS TO RECONCILE NET LOSS TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:

      Depreciation, depletion and amortization                           2,603          5,205          6,126         10,387
      Impairment of oil and gas properties                                  --          9,154             --          9,154
      Exploration and abandonments                                          (2)           147            405            349
      Amortization of deferred charges                                     156            156            312            312
      Deferred income tax expense                                          198             --          3,754             --
      Loss on termination of purchase option                                --             --             --         46,985
      Gain (loss) on sale of oil and gas properties                    (55,349)          (253)       (55,385)          (251)
      Gain (loss) on commodity transactions                                 --          1,793            538          1,793
                                                                     ---------      ---------      ---------      ---------

                                                                         2,444           (609)         9,129         (3,010)

      Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                      2,099            884            183          2,114
         Decrease (increase) in other assets                               166            679            249            757
         Increase (decrease) in accounts payable                        (1,158)        (8,663)        (2,552)       (15,500)
         Increase (decrease) in other liabilities                           88         (4,420)          (640)          (193)
         Increase (decrease) in deferred revenue                            --           (960)            --          1,920
                                                                     ---------      ---------      ---------      ---------

             Net cash provided by (used in) operating activities         3,639        (13,089)         6,369        (13,912)
                                                                     ---------      ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to oil and gas properties                                 (1,475)        (1,557)        (4,819)        (5,175)
    Proceeds from sale of oil and gas properties                       127,082         15,540        127,082         30,033
    Restricted cash deposit                                                 --             --             --             --
    Additions to other property and equipment                                6            (16)             4            (43)
                                                                     ---------      ---------      ---------      ---------

             Net cash provided by investing activities                 125,613         13,967        122,267         24,815
                                                                     ---------      ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Borrowings under long-term debt                                         --          8,000             --          8,000
    Payments of long-term debt                                              --         (9,078)            --        (21,100)
                                                                     ---------      ---------      ---------      ---------

             Net cash provided by (used in) financing activities            --         (1,078)            --        (13,100)
                                                                     ---------      ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   129,252           (200)       128,636         (2,197)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          12,802          3,254         13,418          5,251
                                                                     ---------      ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 142,054      $   3,054      $ 142,054      $   3,054
                                                                     =========      =========      =========      =========


See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The interim financial information as of June 30, 2000, and for the six months ended June 30, 2000 and 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the unaudited financial statements for the year ended December 31, 1999.

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

         There were no hedge contracts outstanding at December 31, 1999 or June 30, 2000.

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

         The loss on the termination of the Pioneer acquisition consists of the following:

                                                       (in thousands)
                                                       --------------
Cash Deposit                                               $25,000
Four million shares of Costilla common stock                13,700
Oil & gas property assigned to Pioneer                       3,558
Interest capitalized for acquisition                         1,012
Due diligence, legal, accounting and engineering             4,292
                                                           -------
     Total loss on termination of acquisition              $47,562
                                                           =======

4. SALE OF OIL AND GAS ASSETS

         On June 15, 2000 Costilla closed the sale of its oil and gas assets to Louis Dreyfus Natural Gas Corp. The gross purchase price for the properties was $133.25 million, which is subject to certain adjustments called for in the Asset Purchase Agreement with Louis Dreyfus. Proceeds from the sale have been distributed to Costilla's creditors in accordance with an amended plan of reorganization confirmed by the Bankruptcy Court's Order in September 2000.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         The Company's oil and gas revenues for the three months ended June 30, 2000 were $9,361,000, representing a decrease of $2,927,000 (24%) from revenues of $12,288,000 in 1999. Sales of producing properties in 1999 made up the significant part of the decreases, partially offset by higher oil and gas prices.

         Oil and gas production was 3,363 MMcfe in 2000 compared to 5,870 MMcfe in 1999, a 43% decrease. Actual oil production was down from 227,000 Bbls for the three months ended June 30, 1999, to 96,000 Bbls for 2000. Gas production decreased for the same period from 4,508 Mmcf to 2,785 Mmcf. Oil production declined to a combination of normal production decline and the sale of significant oil properties in mid-1999. Gas production declined due to normal production decline with no replacement of production from new drilling due to the Company's restricted liquidity.

         Oil and gas production costs for the three month period ended June 30, 2000 were $3,015,000 compared to $4,713,000 in 1999, representing a decrease of $1,698,000 (36%), due principally to the sale of certain oil and gas properties in 1999.

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

         General and administrative expenses for the three months ended June 30, 2000 were $3,354,000, representing an increase of $908,000 (37%) from 1999 of $2,446,000. The Company's agreement with Ballard Petroleum to reimburse Ballard for certain general and administrative expenses was terminated effective March 1, 1999 and is expected to result in a savings of approximately $124,000 per month. Subsequent to March 31, 1999 the Company further reduced its staff and related expenses by approximately $225,000 monthly, the effect of which was realized beginning approximately June 1, 1999. The increase was due primarily to severance payments made to terminated employees in 2000 and to increased costs related to the Company's efforts to reorganize.

         Exploration and abandonment expense decreased to $125,000 for the three months ended June 30, 2000 compared to $412,000 in 1999. Dry hole and abandonment costs decreased to $25,000 in 2000 from $210,000 in 1999. The Company incurred $12,000 of seismic costs for the three months ended June 30, 2000, compared to $18,000 in the comparable period in 1999. The Company incurred $121,000 of other geological and geophysical costs during the three month period ended June 30, 2000 compared to $184,000 for the same period in 1999. The decrease in exploration and abandonments expense was primarily related to the Company's restricted exploratory drilling activities in 2000 compared to 1999.

         Depreciation, depletion and amortization ("D D & A") expense for the three month period ended June 30, 2000 was $2,603,000 compared to $5,205,000 for 1999, representing a decrease of $2,602,000 (50%). During the 2000 period, D D & A on oil and gas production was provided at an average rate of $0.77 per Mcfe compared to $0.89 per Mcfe for 1999. The decrease was primarily due to sale of properties in mid-1999 and reduced production volumes.

         Interest expense was $1,314,000 for the three months ended June 30, 2000, compared to $5,560,000 for the comparable period in 1999. The $4,246,000 (76%) decrease was primarily attributable to the termination of interest accrual on 10 1/4% notes which was partially offset by increase in bank interest rates on the Company's revolver.


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         The Company's oil and gas revenues for the six months ended June 30, 2000 were $19,023,000, representing a decrease of $2,657,633 (11%) from revenues of $25,052,000 in 1999. Reduced production due to the sale of properties accounted for the significant part of the decrease in revenues, partially offset by higher oil and gas prices.

         Oil and gas production was 7,373 MMcfe in 2000 compared to 12,804 MMcfe in 1999, a 42% decrease. Actual oil production was down from 586,000 Bbls for the six months ended June 30, 1999, to 212,000 Bbls for 2000. Gas production decreased for the same period from 9,291 Mmcf to 6,100 Mmcf. Oil production declined due to a combination of normal production decline and the sale of significant oil properties in mid-1999. Gas production declined due to normal production decline with no replacement of production from new drilling due to the Company's restricted liquidity.

         Oil and gas production costs for the six month period ended June 30, 2000 were $6,537,000 compared to $10,718,000 in 1999 representing a decrease of $4,182,000 (39%), due principally to the sale of certain oil and gas properties in 1999.

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

          General and administrative expenses for the six months ended June 30, 2000 were $5,233,000, representing an increase of $132,000 (2%) from 1999 of $5,366,000. The Company's agreement with Ballard Petroleum to reimburse Ballard for certain general and administrative expenses was terminated effective March 1, 1999 and is expected to result in a savings of approximately $124,000 per month. Subsequent to March 31, 1999 the Company further reduced its staff and related expenses by approximately $225,000 monthly, the effect of which was realized beginning approximately June 1, 1999. These decreases were offset due primarily to severance payments made to terminated employees in 2000 and to increased costs related to the Company's reorganization efforts.

         Exploration and abandonment expense decreased to $833,000 for the six months ended June 30, 2000 compared to $1,531,000 in 1999. Dry hole and abandonment costs decreased to $635,000 in 2000 from $583,000 in 1999. The Company incurred $12,000 of seismic costs for the six months ended June 30, 2000, compared to $518,000 in the comparable period in 1999. The Company incurred $185,000 of other geological and geophysical costs during the six month period ended June 30, 2000 compared to $431,000 for the same period in 1999. The decrease in exploration and abandonment expense was primarily related to the Company's restricted exploratory drilling activities in 2000 compared to 1999.

         Depreciation, depletion and amortization ("D D & A") expense for the six month period ended June 30, 2000 was $6,130,000 compared to $10,387,000 for 1999, representing a decrease of $4,257,000 (41%). During the 2000 period, D D & A on oil and gas production was provided at an average rate of $0.83 per Mcfe compared to $0.81 per Mcfe for 1999. The decrease was primarily due to sale of properties in mid-1999 and reduced production volumes.

         Interest expense was $2,488,000 for the six months ended June 30, 2000, compared to $10,547,000 for the comparable period in 1999. The $8,059,000 (76%) decrease was primarily attributable to the termination of interest accrual on 10 1/4% notes which was partially offset by increase in bank interest rates on the Company's revolver.


LIQUIDITY AND CAPITAL RESOURCES

         Due to the Company's sale of all of its oil and gas assets in June 2000 and the plan under which it is currently being liquidated, no information is being provided.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Since the Company had no hedging instruments in place at December 31, 1999 or June 30, 2000, and due to the sale of all of its oil and gas assets in June 2000, no information is provided.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS
   NONE.



REPORTS ON FORM 8-K

         The Company has filed the following reports on Form 8-K during this quarter:

         1. Form 8-K reporting the Dreyfus Sale, filed June 22, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COSTILLA ENERGY, INC.




Date:    March 30, 2001                 By:  /s/ BOBBY W. PAGE
                                             -----------------------------------
                                             Bobby W. Page
                                             Plan Trustee of the
                                             Costilla Liquidating Trust