Form 10-Q
period 2000-09-30
COSTILLA ENERGY INC
filed 2001-04-02
CIK 1018980

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the transition period from            to
                                               ----------    ----------


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

================================================================================

                              COSTILLA ENERGY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of September 30, 2000 and
                    December 31, 1999 (unaudited)............................................     4

                  Consolidated Statements of Operations for the three and nine months
                    ended September 30, 2000 and 1999 (unaudited)............................     5

                  Consolidated Statements of Cash Flows for the three and nine months
                    ended September 30, 2000 and 1999 (unaudited)............................     6

                  Notes to Consolidated Financial Statements (unaudited).....................     7

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................................     9

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.................    11

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K...........................................    12

Signatures...................................................................................    13

                  SPECIAL NOTE REGARDING BANKRUPTCY PROCEEDINGS

         Costilla Energy, Inc. (the "Company") filed Chapter 11 bankruptcy on September 3, 1999 in a case styled In Re: Costilla Energy, Inc. Case No. 99-70653, in the United States Bankruptcy Court for the Western District of Texas, Midland Division. The Company conducted its business as debtor in possession from the date of filing of the bankruptcy through the sale of all of the oil and gas assets of the Company in June 2000 and until confirmation of the Company's Plan of Reorganization (Liquidation) as Amended, on September 15, 2000, effective October 1, 2000 (the "Plan"). The Plan provides, among other things, for the establishment of a liquidating trust, distributions to creditors at the discretion of the trustee of the liquidating trust, and the cancellation of all of the Company's common stock, preferred stock and other equity securities. As a result, effective October 1, 2000, the Company had no shareholders, and was and continues to be under the management and control of the trustee of the liquidating trust subject to the terms of the Plan and the supervision of the bankruptcy court. A more detailed discussion of these and related matters is set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K").

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              COSTILLA ENERGY, INC.
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               2000            1999
                                                                           -------------   -----------
                                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                 $ 116,056       $  13,418
   Accounts receivable:
        Trade, net                                                                 626           1,254
        Oil and gas sales                                                          493           4,558
   Prepaid and other current assets                                                 78             434
                                                                             ---------       ---------
           Total current assets                                                117,253          19,664
                                                                             ---------       ---------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Oil and gas properties, using the successful efforts
     method of accounting:
        Proved properties                                                          137         154,158
        Unproved properties                                                         --           5,956
   Accumulated depletion, depreciation and amortization                             --         (88,749)
                                                                             ---------       ---------
                                                                                   137          71,365
   Other property and equipment, net                                             1,427           2,413
                                                                             ---------       ---------
           Total property, plant and equipment                                   1,564          73,778
                                                                             ---------       ---------
OTHER ASSETS:

   Deferred charges                                                              4,818           5,590
   Deferred hedge charges                                                        6,638          10,895
   Other                                                                            90           1,969
                                                                             ---------       ---------
           Total other assets                                                   11,546          18,454
                                                                             ---------       ---------
                                                                             $ 130,363       $ 111,896
                                                                             =========       =========
        LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES NOT SUBJECT TO COMPROMISE:

   Long-term debt                                                            $  20,332       $  45,940
   Trade accounts payable                                                        1,497           3,142
   Undistributed revenue                                                         1,108           2,477
   Other current liabilities                                                        --           2,160
                                                                             ---------       ---------
           Total liabilities not subject to compromise                          22,937          53,719
                                                                             ---------       ---------
LIABILITIES SUBJECT TO COMPROMISE:

   Trade accounts payable                                                        2,207           2,771
   Other current liabilities                                                     9,844           7,790
   Long-term debt                                                              181,378         181,550
                                                                             ---------       ---------
           Total liabilities subject to compromise                             193,429         192,111
                                                                             ---------       ---------
STOCKHOLDERS' DEFICIT :

   Preferred stock, $.10 par value (3,000,000 shares authorized; 50,000
     shares outstanding at September 30, 2000 and December 31, 1999                  5               5
   Common stock, $.10 par value (100,000,000 shares authorized; 14,101,580 shares outstanding at September 30, 2000 and
    December 31, 1999                                                            1,410           1,410
   Additional paid-in capital                                                   96,030          96,030
   Retained deficit                                                           (183,448)       (231,379)
                                                                             ---------       ---------
           Total stockholders' equity                                          (86,003)       (133,934)
                                                                             ---------       ---------
COMMITMENTS AND CONTINGENCIES                                                       --              --
                                                                             ---------       ---------
                                                                             $ 130,363       $ 111,896
                                                                             =========       =========

See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                               ----------------------    ---------------------
                                                 2000         1999         2000        1999
                                               ---------    ---------    ---------   ---------
REVENUES:
    Oil and gas sales                          $      --    $  10,977    $  19,023   $  36,029
    Interest and other                             2,291           78        2,563          94
    Gain on sale of assets                        (3,676)          81       52,130         331
                                               ---------    ---------    ---------   ---------
                                                  (1,385)      11,136       73,716      36,454
                                               ---------    ---------    ---------   ---------

EXPENSES:

    Oil and gas production                            --        3,601        6,537      14,320
    General and administrative                     2,984        1,856        8,217       7,221
    Exploration and abandonments                       4          473          837       2,004
    Depreciation, depletion and amortization         210        3,752        6,398      14,139
    Loss on termination of purchase option            --          219           --      47,781
    Impairment of oil and gas properties              58          943           --      10,097
    Loss on commodity transactions                    --        2,168          502       3,961
    Interest                                         804        4,061        3,293      14,608
                                               ---------    ---------    ---------   ---------
                                                   4,060       17,073       25,784     114,131
                                               ---------    ---------    ---------   ---------

NET LOSS                                       $  (5,445)   $  (5,937)   $  47,932   $ (77,677)
                                               =========    =========    =========   =========

CUMULATIVE PREFERRED STOCK DIVIDEND            $      --    $      --    $      --   $   1,000
                                               =========    =========    =========   =========

NET LOSS APPLICABLE TO COMMON EQUITY           $  (5,445)   $  (5,937)   $  47,932   $ (78,677)
                                               =========    =========    =========   =========

NET INCOME (LOSS) PER SHARE                    $    0.39    $   (0.42)   $    3.40   $   (5.76)
                                               =========    =========    =========   =========

WEIGHTED AVERAGE SHARES OUTSTANDING               14,102       14,102       14,102      13,651
                                               =========    =========    =========   =========


See accompanying notes to consolidated financial statements.

                              COSTILLA ENERGY, INC
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                   ----------------------    ----------------------
                                                                      2000         1999         2000         1999
                                                                   ---------    ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET LOSS                                                       $  (5,445)   $  (5,937)   $  47,932    $ (77,677)
    ADJUSTMENTS TO RECONCILE NET LOSS TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
      Depreciation, depletion and amortization                           210        3,752        6,287       14,139
      Impairment of oil and gas properties                                --          943           --       10,097
      Exploration and abandonments                                        --          192          406          540
      Amortization of deferred charges                                   234          156          599          469
      Amortization of deferred hedge charges                              --          533        3,755          533
      Loss on termination of purchase option                              --           --           --       46,985
      Gain (loss) on sale of oil and gas properties                    5,318          (81)     (50,066)        (331)
      Gain (loss) on commodity transactions                               --        2,168          502        3,961
                                                                   ---------    ---------    ---------    ---------
                                                                         317        1,726        9,415       (1,284)
      Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                     (433)      (1,399)        (216)         714
         Decrease (increase) in other assets                             219         (566)         468          192
         Increase (decrease) in accounts payable                        (866)      (2,617)      (3,423)     (18,117)
         Increase (decrease) in other liabilities                        140        4,373         (265)       4,180
         Increase (decrease) in deferred revenue                          --         (960)          --          960
                                                                   ---------    ---------    ---------    ---------
             Net cash provided by (used in) operating activities        (389)       1,161        5,979      (12,751)
                                                                   ---------    ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                   --         (414)      (4,819)      (5,590)
    Proceeds from sale of oil and gas properties                          --          585      127,082       30,617
    Additions to other property and equipment                            (1)           (7)           3          (50)
                                                                   ---------    ---------    ---------    ---------
             Net cash used in investing activities                       (1)          164      122,266       24,977
                                                                   ---------    ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under long-term debt                                       --           --           --        8,000
    Payments of long-term debt                                       (25,608)        (485)     (25,608)     (13,583)
                                                                   ---------    ---------    ---------    ---------
             Net cash provided by (used in) financing activities     (25,608)        (485)     (25,608)     (13,583)
                                                                   ---------    ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (25,998)         840      102,637       (1,357)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       142,054        3,054       13,418        5,251
                                                                   ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 116,056    $   3,894    $ 116,055    $   3,894
                                                                   =========    =========    =========    =========


See accompanying notes to consolidated financial statements.

COSTILLA  ENERGY,  INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The interim financial information as of September 30, 2000, and for the nine months ended September 30, 2000 and 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the unaudited financial statements for the year ended December 31, 1999.

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

         There were no hedge contracts outstanding at December 31, 1999 or September 30, 2000.

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

         The loss on the termination of the Pioneer acquisition consists of the following:

                                                (in thousands)
                                                --------------
Cash Deposit                                       $25,000
Four million shares of Costilla common stock        13,700
Oil & gas property assigned to Pioneer               3,558
Interest capitalized for acquisition                 1,012
Due diligence, legal, accounting and engineering     4,511
                                                   -------
     Total loss on termination of acquisition      $47,781
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

         The Company had no oil and gas revenues for the three months ended September 30, 2000. The oil and gas properties of the Company were sold in June, 2000.

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

         General and administrative expenses for the three months ended September 30, 2000 were $2,984,000, representing an increase of $1,128,000 (60%) from 1999 of $1,856,000. The Company's agreement with Ballard Petroleum to reimburse Ballard for certain general and administrative expenses was terminated effective March 1, 1999 and is expected to result in a savings of approximately $124,000 per month. Subsequent to March 31, 1999 the Company further reduced its staff and related expenses by approximately $225,000 monthly, the effect of which was realized beginning approximately June 1, 1999. This decrease was offset by severance paid to terminated employees, retention bonuses for remaining employees and increased costs related to the Company's efforts to reorganize.

         There were no exploration costs in three month period ending September 30, 2000 due to the sale of all prospects.

         Depreciation, depletion and amortization ("D D & A") expense for the three month period ended September 30, 2000 was $210,000 compared to $3,752,000 for 1999, representing a decrease of $3,542,000 (94%). The decrease was due to the sale of all the Company's oil and gas properties in June 2000.

         Interest expense was $804,000 for the three months ended September 30, 2000, compared to $4,061,000 for the comparable period in 1999. The $3,257,000 (80%) decrease was primarily attributable to the termination of interest accrual on 10 1/4% notes and a paydown of debt, which was partially offset by an increase in bank interest rates on the Company's revolver.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         The Company's oil and gas revenues for the nine months ended September 30, 2000 were $19,023,000 compared to $36,029,000 in 1999. The decrease was due to the sale of certain properties in mid-1999 and the remainder in June 2000.

         Oil and gas production was 7,368 MMcfe in 2000 compared to 17,831 MMcfe in 1999, a 59% decrease. This decline was due to the sale of certain properties in mid 1999 and the remainder in June of 2000.

         Oil and gas production costs for the nine month period ended September 30, 2000 were $6,537,000 compared to $14,320,000 in 1999, representing a decrease of $7,783,000 (54%), due principally to the sale of certain oil and gas properties in 1999 and the remainder in June of 2000.

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

         General and administrative expenses for the nine months ended September 30, 2000 were $8,217,000, representing an increase of $996,000 (14%) from 1999 of $7,221,000, The Company's agreement with Ballard Petroleum to reimburse Ballard for certain general and administrative expenses was terminated effective March 1, 1999 and is expected to result in a savings of approximately $124,000 per month. Subsequent to March 31, 1999 the Company further reduced its staff and related expenses by approximately $225,000 monthly, the effect of which was realized beginning approximately June 1, 1999. This decrease was offset by severance paid to terminated employees, retention bonuses for remaining employees and increased costs related to the Company's efforts to reorganize.

         Depreciation, depletion and amortization ("D D & A") expense for the nine month period ended September 30, 2000 was $6,398,000 compared to $14,139,000 for 1999, representing a decrease of $7,741,000 (55%). The decrease was due to the sale of all the Company's oil and gas properties in June 2000.

         Interest expense was $3,293,000 for the nine months ended September 30, 2000, compared to $14,608,000 for the comparable period in 1999. The $11,315,000 (77%) decrease was primarily attributable to the termination of interest accrual on 10 1/4% notes and a paydown of debt, which was partially offset by an increase in bank interest rates on the Company's revolver.

LIQUIDITY AND CAPITAL RESOURCES

         Due to the Company's sale of all of its oil and gas assets in June 2000 and the plan under which it is currently being liquidated, no information is being provided.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Since the Company had no hedging instruments in place at December 31, 1999 or September 30, 2000, and due to the sale of all of its oil and gas assets in June 2000, no information is provided.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

         NONE.


REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COSTILLA ENERGY, INC.




Date: March 30, 2001                        By: /s/ BOBBY W. PAGE
                                                -----------------------------
                                                Bobby W. Page
                                                Plan Trustee of the
                                                Costilla Liquidating Trust